Form 10-Q
period 2011-11-30
T & G APOTHECARY INC
filed 2012-01-25
CIK 1510775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-173359

T&G Apothecary, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	27-4588540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

906 Thayer Drive Gahanna, OH 43230
(Address of principal executive offices)

(702) 528-1806
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,000,000 common shares as of January 25, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of November 30, 2011 and February 28, 2011 (unaudited);
F-2	Statements of Operations for the three and nine months ended November 30, 2011 and period from January 18, 2011 (Inception) to November 30, 2011 (unaudited);
F-3	Statements of Cash Flows for the nine months ended November 30, 2011 and period from January 18, 2011 (Inception) to November 30, 2011 (unaudited); and
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

T & G APOTHECARY, INC.

(A Development Stage Company)

Balance Sheets

ASSETS
	November 30,	February 28,
	2011	2011
CURRENT ASSETS	(Unaudited)
Cash	$367	$16,374
Prepaid expenses	—	2,500
Total Current Assets	367	18,874
TOTAL ASSETS	$367	$18,874
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$7,377	$1,985
Note payable - related party	20,564	18,375
Accrued interest payable - related party	1,591	201
Total Current Liabilities	29,532	20,561
STOCKHOLDERS' DEFICIT
Common stock, 100,000,000 shares authorized at par value of $0.001; 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	(5,000)	(5,000)
Deficit accumulated during the development stage	(32,165)	(4,687)
Total Stockholders' Deficit	(29,165)	(1,687)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$367	$18,874

The accompanying notes are an integral part of these financial statements.

F-1

T & G APOTHECARY, INC.

(A Development Stage Company)

Statements of Operations (Unaudited)

			From Inception
	For the Three	For the Nine	on January 18,
	Months Ended	Months Ended	2011 Through
	November 30,	November 30,	November 30,
	2011	2011	2011

REVENUES	$—	$—	$—

OPERATING EXPENSES

General and administrative	20	97	3,483
Professional fees	11,038	25,991	27,091

Total Operating Expenses	11,058	26,088	30,574

LOSS FROM OPERATIONS	(11,058)	(26,088)	(30,574)

OTHER EXPENSES

Interest expense	(463)	(1,390)	(1,591)

Total Other Expenses	(463)	(1,390)	(1,591)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(11,521)	$(27,478)	$(32,165)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,000,000	8,000,000

The accompanying notes are an integral part of these financial statements.

F-2

T & G APOTHECARY, INC.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

		From Inception
	For the Nine	on January 18,
	Months Ended	2011 Through
	November 30,	November 30,
	2011	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(27,478)	$(32,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on Company's behalf by a related party	2,189	2,189
Changes to operating assets and liabilities:
Prepaid expenses	2,500	—
Accounts payable	5,392	6,877
Accrued interest - related party	1,390	1,591

Net Cash Used in Operating Activities	(16,007)	(21,508)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	—	3,000
Proceeds from note payable - related party	—	18,375

Net Cash Provided by Financing Activities	—	21,375

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,007)	(133)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,374	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$367	$(133)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—	$—
Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

F-3

T & G APOTHECARY, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

November 30, 2011 and February 28, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2011, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 28, 2011 audited financial statements. The results of operations for the periods ended November 30, 2011 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification of Financial Statement Accounts

Certain amounts in the financial statements have been reclassified to conform to the presentation in the November 30, 2011 financial statements.

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a February 28 fiscal year-end.

F-4

T & G APOTHECARY, INC.

(A Development Stage Company)

Notes to the Condensed Financial Statements

November 30, 2011 and February 28, 2011

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or statements.

NOTE 4 - NOTES PAYABLE RELATED PARTY

On January 19, 2011 the Company entered into a Promissory Note Agreement whereby the Company received $18,375 from a related party. The note accrues interest at a rate of 10 percent per annum, is unsecured and due on demand. As of November 30, 2011, the Company had accrued interest payable of $1,591.

On October 18, 2011 a related party paid certain payables on behalf of the Company in the amount of $2,189. This amount is unsecured, non-interest bearing, and due on demand.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. At November 30, 2011, the Company had issued and outstanding 8,000,000 shares of common stock. Of the issued and outstanding stock, 5,000,000 shares were issued to the founder of the company as founder shares. On February 7, 2011, the Company issued 3,000,000 shares of its par value $0.001 common stock for $3,000 cash.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report

F-5

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview

We were incorporated on January 18, 2011, as T&G Apothecary, Inc. The business was founded by our President, Carolyne S. Johnson, with her vision of creating a pure, all natural personal care products line for women. Our business plan is to develop and market a personal care product line for women with ingredients that are 100% USDA Certified Organic and that yield high concentrations of minerals, vitamins, and nutrients.

We intend to develop five initial products, consisting of bath products and facial scrubs. We will not manufacture our products in-house; instead we intend to source the work to Sensibility Soaps, a company we feel is well equip to handle our manufacturing needs. We have not entered into any contracts or agreements with Sensibility Soaps.

We expect to complete product development and be in a position to start manufacturing our products by March of 2012 . During this period, we will be working closely with the chemist at Sensibility Soaps upon his recommendation to modify some of the formulas in order to maintain the ability to refer to our products as “organic.” We have learned that some of the ingredients in our original formulas may cause skin irritation on some consumers. There was also brought to our attention a concern about product shelf life. In order to address these concerns, we are testing our formulations at Sensibility Soaps’ facility. The cost for this research will be approximately $1,275.

While the modifications to the formulas are being done, we will also be working closely with Whip-Smart on the packaging that will be used for the products. We will not be able to finalize the containers until the testing is completed on the products. One of the tests that will be performed is to determine whether the product can be placed in a transparent container or if it will need to be placed in a container where no light can penetrate to the product.

After the complete packaging has been approved, Whip-Smart will begin production of the initial quantities we have determined will give us a good indication of how the products will be received in the market. This step of the process should be completed by approximately May of 2012 and will cost us approximately $16,750 (making 10,000 initial bottles and designs for the 5 products).

We have recently developed our online store for distribution. The website is at www.tgapothecary.com, but it is still under construction to add a shopping cart feature. We intend to complete the construction of our website at the time we have our first batch of product ready, which should be in March 2012 . We have discussed the steps to complete the website infrastructure with our web designer, it will cost approximately $4,000 to complete.

Aside from our website as a means to sell our products, we expect that our principal customers will be national, regional and local woman’s care retailers. On the national scale, we hope to distribute our products to companies like Nordstrom and C.O.Bigelow, large luxury retailers. On the local scale, we hope to distribute our products to companies like Charles Penzone and others, located in Ohio. There are also online boutiques such as LiveLoveLuxe that we intend to target. We have chosen to name these specific retailers due to their prestigious image in the consumer market, their large consumer base, and high quality products and services. No discussions, negotiations, contracts, or agreements have been entered into with any of these companies. As of the date of this filing we have not formalized any retail distribution agreements.

We intend to target these and other retailers through the direct sales efforts of our current management. Aside from our direct sales efforts, we hope to find a network of distributors which cater to the very specialty boutiques we are targeting. We believe that our quest to market our product on a wider scale across the United States will depend in large part on our ability to tap into this network of distributors.

Initially, we intend to keep the number of employees to a bare minimum. Therefore, the day-to-day operation will be completed by our president, Carolyne Johnson. Ms. Johnson will coordinate with our packaging and manufacturing companies to make sure each step is on schedule for completion, and she will oversee the normal tasks that are typical to the everyday functions of a company. She will also be responsible for establishing sales channels to our projected retail and online customers. When we are financial capable, we intend to employ a staff of sales representatives to commence sales efforts. Our sales representatives will be responsible for soliciting, selecting and securing accounts within a particular regional territory. We expect to pay such sales representatives on a commission basis, with commissions depending on the product line and terms of the sale. We expect to provide service and support to our sales representatives, including advertising and sales materials.

Our marketing and promotion strategies for our products will be focused on building and maintaining a high-quality image. Ms. Johnson will coordinate these activities. When we are financially capable, we intend to hire consultants to help us design, develop and produce sales materials. We will use our sales materials and website to target boutique retailers in our direct marketing efforts and later plan to have them available for use by our future distributors. We do not anticipate spending any money on our marketing and promotional strategies until we are financially capable.

As we grow, we intend to advertise and market our products through woman’s care-focused publications, as well as through catalogs and trade shows. Examples of these types include Women’s Health and Real Simple. Cost to publish media advertising in these publications is approximately $12,000. We have chosen to name these specific women’s care publications due to their prestigious image in the consumer market, their large consumer base, and high quality products and services. No discussions, negotiations, contracts, or agreements have been entered into with any of these companies.

Trade shows are a retailer’s primary source for information about new products and provide retailers with a chance to personally meet with representatives of a company. Accordingly, we plan to attend trade shows on care products to increase retailer awareness and enthusiasm for our products. The National Retail Federation (NRF) is one such trade show we intend to attend. It will cost us $15,00-20,000 to attend and advertise at the NRF’s annual convention & expo.

Results of Operations for the Three and Nine Months Ended November 30, 2011 and Period from January 18, 2011 (Date of Inception) until November 30, 2011

We generated no revenue for the period from January 18, 2011 (Date of Inception) until November 30, 2011. We are a development stage company and do not anticipate earnings revenues until we are able to manufacture, distribute and sell our products.

Our operating expenses during the three months ended November 30, 2011 were $11,058. Our operating expenses during the nine months ended November 30, 2011 were $26,088. Our operating expenses from January 18, 2011 (Date of Inception) to November 30, 2011 were $30,574. For all periods mentioned, our operating expenses consisted mainly of professional fees.

We, therefore, recorded a net loss of $11,521for the three months ended November 30, 2011, $27,478 for the nine months ended November 30, 2011, and $32,165 for the period from January 18, 2011 (Date of Inception) until November 30, 2011.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the continued development of our products and the professional fees associated with our becoming a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of November 30, 2011, we had total current assets of $367. We had $29,532 in current liabilities as of November 30, 2011. Thus, we had a working capital deficit of $29,165 as of November 30, 2011.

Operating activities used $21,508 in cash for the period from January 18, 2011 (Date of Inception) until November 30, 2011. Our net loss of $32,165 largely accounted for our negative operating cash flow. Financing Activities during the period from January 18, 2011 (Date of Inception) until November 30, 2011 generated $21,375 in cash during the period, represented by $3,000 received from the sale of common stock and $18,375 received from officer loans.

As of November 30, 2011, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of November 30, 2011, there were no off balance sheet arrangements.

Going Concern

We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management's plan is to obtain such resources by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Carolyne Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2011, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of November 30, 2011, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending February 28, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     (Removed and Reserved)

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T&G Apothecary, Inc.
Date:	January 25, 2012

By: /s/ Carolyne Johnson Carolyne Johnson Title: Chief Executive Officer and Director

