Form 10-K
period 2012-02-29
T & G APOTHECARY INC
filed 2012-05-30
CIK 1510775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-173359

T&G Apothecary, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4588540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

906 Thayer Drive Gahanna, OH	43230
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (702) 528-1806

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 8,000,000 as of May 30, 2012.

1

PART I

Item 1. Business

Business of Company

We were incorporated on January 18, 2011, as T&G Apothecary, Inc.  The business was founded by our President, Carolyne S. Johnson, with her vision of creating a pure, all natural personal care products line for women. Our business plan is to develop and market a 100% USDA Certified Organic personal care product line for women.

We are currently in the process of negotiating an agreement with Sensibility Soaps, based in Pennsylvania, to develop our product line containing high quality certified USDA Organic ingredients. We have not entered into any contracts or agreements with Sensibility Soaps.  We are also considering other firms as well for this work. We decided to use natural ingredients as an alternative to the synthetic ingredients prevalent in personal care products today. We hope to develop products with only the best ingredients from Sensibility Soaps’ trusted suppliers and we intend to establish formulations using fresh, pure, and safe ingredients that appeal to women.

Our products are inspired by many growing trends, but most specifically consumers seeking new, intriguing, formulations which promote well-being either through the principles of natural therapy, or simply for the pleasure the natural aromas the products will bring. Moreover, there is an increasing awareness among consumers of the benefits in using organic and natural products. We intend to differentiate our products by using 100% USDA Organic ingredients. Unlike many other companies, our use of natural ingredients will not entail using a small portion of natural ingredients to tout the product as “natural.” Our products are created to support optimal benefit to the users by containing ingredients that make a difference.

We intend for our products to have the following characteristics:

-	Moisturizing, non-irritating, softening, cleansing and nourishing
-	100% USCA Certified organic
-	No synthetic preservatives, colors or fragrances
-	No Sodium Laureth (Lauryl) Sulfate to irritate skin (we use coconut oil to lather)
-	No Petro-chemicals, lanolin or mineral oil

Our Products

Our plan is to develop customized formulas, and manufacture and market a line of Organic Personal Care Products in the women’s segment of the personal care product market.  We intend to use ingredients that are certified organic and that yield high concentrations of minerals, vitamins, and nutrients. The raw materials are readily available in retail stores. The Company intends to sell five (5) initial products, which are described in more detail below.  We expect that these products will be available for our online retail launch, which is currently scheduled to take place in the summer of 2012.

Rose Bath Salts

1.	½ Cup unscented liquid soap (such as Dr. Bonner’s Baby Mild Liquid Soap that you can get from their website (DrBonners.com)
2.	1 Tablespoon light oil, such as canola, sunflower or sweet almond
3.	¼ Cup hibiscus or raspberry tea (to establish the pink color) – DO NOT USE FOOD COLORING, IT WILL DYE YOUR SKIN
4.	6 Cups Epsom salts
5.	Handful pink rose petals

Stir soap, oil and tea together.  Pour over the salts and stir until evenly coated.  Spread salts on a cookie sheet covered with a paper towel.  Air-dry overnight or until salts feel dry.  Gently mix in the rose petals.  Pour into a pretty container.

Sprinkle a handful of the scented salts under warm running water while you draw a bath, then relax in the luxuriously fragrant suds.

Mocha Facial Scrub

1.	¼ Cup finely ground coffee
2.	¼ Cup baking soda
3.	¼ Cup cocoa powder
4.	½ Cup powdered milk

Stir all ingredients together and pour into a pretty, re-closable jar.

Massage a small scoop of the scrub over damp, freshly washed skin.  For an extra-gentle scrub, add a few drops of water to the scrub in your hand.

Lemon Sugar Exfoliating Body Scrub

1.	1 Cup sugar
2.	1 Cup Epsom salts
3.	1 teaspoon lemon juice
4.	Zest of approximately 4 – 7 lemons
5.	6 Tablespoons olive, sweet almond or grapeseed oil (I usually use olive oil)

Stir all ingredients together and place scrub in a pretty container with an air-tight lid.

Use while in the shower.  Get newly washed skin damp, turn off the water and massage scrub over your body.  Rise and pat dry.

Oatmeal Cookie Bath

1.	2 Cup rolled oats or plain, instant oatmeal
2.	1 Cup baking soda
3.	1-1/2 Teaspoon ground cinnamon
4.	2-1/2 Tablespoons vanilla extract

In blender, mix all ingredients until soft and powdery.   Place the powder in a pretty container with an air-tight lid.

Pour a scoop of powder under warm, running water while you draw your bath.  Relax and soak in the soothing, cookie-scented water.

Sparkly Bath Bombs

1.	4 drops peppermint essential oil, OR 1-1/2 teaspoons peppermint extract
2.	2/3 Cup light oil, such as almond, canola or sunflower
3.	1 Cup baking soda
4.	1 Cup citric acid powder (found in health-food stores)
5.	½ Cup cornstarch
6.	Silver and blue (or you can use other colors if you want) sprinkles (like the ones you use in decorating the tops of cookies or cakes).

Blend the essential oil into the light base oil.  Combine baking soda, acid powder, cornstarch and oil until it forms crumbly dough that holds together when squeezed.  Shake sprinkles into the bottom of any shape mold you have chosen (I usually use stars).  On top of the sprinkles press enough of the mixture to pack it in pretty tight.  Let the molds set overnight.  Gently turn the molds over onto a flat surface and release the mold.  Allow to air-dry for several hours.  Place in an attractive gift box.

Plop one of the bombs into a tub of warm water, soak and enjoy.

Development, Manufacturing and Distribution

Our officer and director, Carolyne Johnson, has developed a number of women care products, based in part on the above ingredients, using a unique blend of different raw materials. We consider these formulations unique; however, we have no patents pending for our formulations. Currently, we do not have a registered trademark or any other intellectual property but intend to seek this protection for our products in the future.  Our products, while largely formulated with the base of unique ingredients, are still in the development phase. We are currently in the process of finalizing our product formulations with the help of Sensibility Soaps.  We have not entered into any contracts or agreements with Sensibility Soaps.  We intend to use this firm to provide us with a commercial ready batch of each of our five products.  We intend to sample each finalized product and complete the process of choosing all the peripheral items involved in the manufacturing and marketing process, including: the shape and size of the product containers; the types of caps; the packaging; the logo and label designs; and unit cartons. We intend to use Whip-Smart Development to handle our packaging design. In prestige markets, more than any other, the package is the product.  We have not entered into any contracts or agreements with Whip-Smart Development.  We also plan to utilize their diverse in-house and facility resources, where they will integrate brand development, package design and manufacture of the actual boxes and bottles our products will be showcased in. We have been in discussions with Whip-Smart over the various pricing and decorative options for product presentation.  We have yet not entered into an agreement with Whip-Smart.

We have recently developed our online store for distribution. The website is at www.tgapothecary.com, but it is still under construction. The only section that has yet to be added is the shopping cart, once our products are manufactured. There will be no additional operational expenses with adding this section to the website as it was already included in the website expense. We are in the process of defining the launch schedule and the promotional events that will surround it. We expect our products to be available on the website in March 2012, although a definitive launch date has yet to be determined. Following our online launch, we intend to locate and negotiate with distributors to develop additional channels for our product.

Competition

Among all the brands found in this industry, we consider our closest competitor to be Burt’s Bees. Burt’s Bees is a natural line that reflects our product concept and closely resembles our proposed product line. The concept and creation of the Burt’s product line, like ours, is an extrapolation on the benefits of the antioxidants, polyphenols, and organic and natural ingredients. The advantage of Burt’s over our proposed product in the marketplace at this time is two fold: (a) they have been on the market for over a decade and have grown to be a global brand with distribution outlets all over the world; and (b) they serve a larger target audience with a lower price point than we anticipate.

The prime difference between Burt’s and our proposed product line is expected to be based on the market segment and Certified Organic quality of ingredients that will be included in our products. Unlike Burt’s, who is segmented in the mass market, we expect our product line to be sold in the prestige market online. This market refers to companies such as La Mer, Sisleya, Naturra Bisse, Fresh, Orlane, Z. Bigatti, and La Prairie that have luxurious products with very decorative and expensive containers.  Therefore, the containers are key to our products’ success as well. Further, our brand will use only the highest quality USDA Certified Organic ingredients available, including extracts, producing a highly concentrated preparation of antioxidant polyphenols. We have also created our own unique complex that encapsulates a variety of selected Organic antioxidant ingredients to be effectively delivered directly to the skin without compromising their integrity.  We are also using our own uniquely innovative raw materials derived from Certified Organic farmers, to process as opposed to only using commercially available raw materials. Our product line will also be packaged in high quality containers with inviting labels, versus the lesser quality plastic tubes and bottles used by Burt’s. We believe these same characteristics, Certified Organic, quality ingredients, and decorative containers, will also help us stand out in the prestige market.

Regulatory Matters

The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products may be subject to federal laws and regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities may also be regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold.

In the United States, the FDA does not have a premarket approval system for cosmetic products, and we believe we are permitted to market our products and have them manufactured without submitting safety or efficacy data to the FDA.  However, the FDA may in the future determine to regulate our products or the ingredients included in our products as drugs or biologics, rather than cosmetics.  If our products are deemed to be drugs or biologics, rather than cosmetics, we would be required to conduct clinical trials to demonstrate the safety and efficacy of our products in order to continue to market and sell them. In such event, we may not have sufficient resources to conduct any required clinical trials and we may not be able to establish sufficient efficacy or safety data to resume the sale of our products. Any inquiries by the FDA or any foreign regulatory authorities into the regulatory status of our products and any related interruption in the marketing and sale of our products could severely damage our brands and image in the marketplace.

Similarly, if the FDA determines to regulate our products or the ingredients included in our products as drugs or biologics, rather than cosmetics, then would be subject to the FDA regulations that govern, among other things, the advertising and promotion of our products.  We do not believe we are now subject to these regulations, which prohibit false or misleading marketing claims or claims that suggest a clinical benefit that is not supported in the studies performed, among others.  If we are regulated and found guilty of any such claims, we may be required to cease making the challenged marketing claims, issue corrective communications, pay fines, or stop selling products until the incorrect claims have been corrected. FDA enforcement actions regarding promotional claims, including warning letters, would also divert management attention and create public relations issues for our company.

Employees

We have two employees.  Carolyne S. Johnson works full-time and Scott A. Stupprich works part-time.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws. We rely on contractors to comply with applicable environmental laws in the production of our Products.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

We do not own any real property used in the operation of our current business. We maintain our corporate office in 906 Thayer Drive, Gahanna, Ohio 43230 at the home of our officer and director.  The space is provided free of charge and is equipped with a fax machine, printers, computers, phone, desk, and filing cabinets.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “TGPO” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc. We currently do not have high and low bid quotations for our common stock.

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;(b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask  price;(d) contains a toll-free telephone number for inquiries on disciplinary actions;(e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and;(f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock;(b) the compensation of the broker-dealer and its salesperson in the transaction;(c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Our Common Stock

Currently, we have thirty-one (31) holders of record of our common stock.

Stock Option Grants

To date, we have not granted any stock options.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of February 29, 2012.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We intend to develop, market and sell five initial products under our women’s care line. We will not manufacture our products in-house; instead we intend to source the work to Sensibility Soaps, a company we feel is well equip to handle our manufacturing needs. We have not entered into any contracts or agreements with Sensibility Soaps.

We expect to complete product development and be in a position to start manufacturing our products by the summer of 2012. During this period, we will be working closely with the chemist at Sensibility Soaps upon his recommendation to modify some of the formulas in order to maintain the ability to refer to our products as “organic.”  We have learned that some of the ingredients in our original formulas may cause skin irritation on some consumers.   There was also brought to our attention a concern about product shelf life.  In order to address these concerns, we are testing our formulations at Sensibility Soaps’ facility. The cost for this research will be approximately $1,275.

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

While the modifications to the formulas are being done, we will also be working closely with Whip-Smart on the packaging that will be used for the products.  We have not entered into any contracts or agreements with Whip-Smart Development. We will not be able to finalize the containers until the testing is completed on the products.  One of the tests that will be performed is to determine whether the product can be placed in a transparent container or if it will need to be placed in a container where no light can penetrate to the product.

After the complete packaging has been approved, Whip-Smart will begin production of the initial quantities we have determined will give us a good indication of how the products will be received in the market.  This step of the process should be completed by approximately the summer of 2012 and will cost us approximately $16,750 (making 10,000 initial bottles and designs for the 5 products).

When our final products and packaging have been completed, the completed products will be sent to Sensibility Soaps with instructions to fill the containers with the initial sampling of our five final products.  Once all samples have been approved, we will begin the production of the first batch of all 5 of our products.  We anticipate that the production of our first batch of all five of our products will commence by the summer of 2012. The cost to complete sampling and produce our first batch of 5 products will be approximately $150,000 (~$3 per product per bottle for 5 products of 10,000 bottles each).

Results of Operations for the Year ended February 29, 2012 and Period From Inception January 18, 2011 through February 29, 2012

We generated no revenue for the period from January 18, 2011 (Date of Inception) until February 29, 2012. Our Operating Expenses during the 2011 period equaled $4,486 compared to $41,065 during the 2012 period, consisting of mainly professional fees along with organizational costs and bank charges. We, therefore, recorded a net loss of $4,687 for the period from January 18, 2011 (Date of Inception) until February 28, 2011 compared to $42,922 during 2012.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of February 29, 2012, we had total current assets of $92. We had current liabilities of $44,701 as of February 29, 2012.  Thus, we have a working capital deficit of $44,609 as of February 29, 2012.

Operating activities used $27,823 in cash for the period from January 18, 2011 (Date of Inception) until February 29, 2012. Our net loss of $42,922 represented all of our negative operating cash flow offset by an increase in accounts payable of $19,493 and related party accrued interest of $1,858. Financing activities during the period from January 18, 2011 (Date of Inception) to February 29, 2012 generated $21,375 in cash during the period.

On January 19, 2011 we entered into a Promissory Note Agreement whereby we received $18,375 from our officer and director, Ms. Johnson.  The note accrues interest at a rate of 10.0% per annum, is unsecured and is due on demand.  As of February 29, 2012, we had accrued interest payable of $2,059. Additionally, $2,689 in Company expenses were paid by a Company shareholder on the Company’s behalf. This amount accrues no interest and is payable on demand.

As of February 29, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals.  The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

As described above, our estimated cost to bring the products to the completion and available for sale is approximately $200,000.  For this substantial amount of money, we plan to get bank financing with the local relationships we have in place potentially with Huntington National Bank & Fifth Third Banks.  We also plan to access our network of potential investors, and possibly use broker dealers to assist fund the continuation of operations and get the first batch of products completed.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of us as a going concern. However, we have accumulated deficit of $47,609 as of February 29, 2012. We currently have limited liquidity, and have not completed our efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position the company so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Off Balance Sheet Arrangements

As of February 29, 2012, there were no off balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1- F-2	Reports of Independent Registered Public Accounting Firms
F-3	Consolidated Balance Sheets as of February 29, 2012 and February 28, 2011;
F-4	Statements of Operations for the year ended February 29, 2012 and 2011, and the periods from inception to February 29, 2012 and February 28, 2011;
F-5	Statement of Stockholders’ Equity for period from inception to February 29, 2012;
F-6	Statements of Cash Flows for the year ended February 29, 2012 and 2011, and the periods from inception to February 29, 2012 and February 28, 2011;
F-7	Notes to Financial Statements
12

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

T&G Apothecary, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of T&G Apothecary, Inc. as of February 29, 2012 and February 28, 2011, and the related statement of operations, stockholders’ deficit and cash flows for the period from inception on January 18, 2011 through February 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of T&G Apothecary, Inc. as of February 29, 2012 and Febuary 28, 2011, and the results of their operations and their cash flows for the period from inception on January 18, 2011 through February 29, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated losses of $47,609 as of February 29, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

May 29, 2012

T & G APOTHECARY, INC.

(A Development Stage Company)

Balance Sheets

ASSETS
	February 29,	February 28,
	2012	2011
CURRENT ASSETS

Cash	$92	$16,374
Prepaid expenses	—	2,500

Total Current Assets	92	18,874

TOTAL ASSETS	$92	$18,874

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$21,478	$1,985
Note payable - related party	21,164	18,375
Accrued interest payable - related party	2,059	201

Total Current Liabilities	44,701	20,561

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized at par value of $0.001; 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	(5,000)	(5,000)
Deficit accumulated during the development stage	(47,609)	(4,687)

Total Stockholders' Deficit	(44,609)	(1,687)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$92	$18,874

The accompanying notes are an integral part of these financial statements.

T & G APOTHECARY, INC.

(A Development Stage Company)

Statements of Operations

		From Inception	From Inception
	For the	on January 18,	on January 18,
	Year Ended	2011 Through	2011 Through
	February 29,	February 28,	February 29,
	2012	2011	2012

REVENUES	$—	$—	$—

OPERATING EXPENSES

General and administrative	473	4,486	4,959
Professional fees	40,592	—	40,592

Total Operating Expenses	41,065	4,486	45,551

LOSS FROM OPERATIONS	(41,065)	(4,486)	(45,551)

OTHER EXPENSES

Interest expense	(1,857)	(201)	(2,058)

Total Other Expenses	(1,857)	(201)	(2,058)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(42,922)	$(4,687)	$(47,609)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,000,000	6,333,333

The accompanying notes are an integral part of these financial statements.

T & G APOTHECARY, INC.

(A Development Stage Company)

Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance at inception on January 18, 2011	—	$—	$—	$—	$—

Founders' shares issued	5,000,000	5,000	(5,000)	—	—

Common stock issued for cash at $0.001 per share	3,000,000	3,000	—	—	3,000

Net loss from inception through February 28, 2011	—	—	—	(4,687)	(4,687)

Balance, February 28, 2011	8,000,000	8,000	(5,000)	(4,687)	(1,687)

Net loss for the year ended February 29, 2012	—	—	—	(42,922)	(42,922)

Balance, February 29, 2012	8,000,000	$8,000	$(5,000)	$(47,609)	$(44,609)

The accompanying notes are an integral part of these financial statements.

T & G APOTHECARY, INC.

(A Development Stage Company)

Statements of Cash Flows

		From Inception	From Inception
	For the	on January 18,	on January 18,
	Year Ended	2011 Through	2011 Through
	February 29,	February 28,	February 29,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(42,922)	(4,687)	$(47,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on Company's behalf by a related party	2,789	—	2,789
Changes to operating assets and liabilities:
Prepaid expenses	2,500	(2,500)	—
Accounts payable	19,493	1,985	14,938
Accrued interest - related party	1,858	201	2,059

Net Cash Used in Operating Activities	(16,282)	(5,001)	(27,823)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	—	3,000	3,000
Proceeds from note payable - related party	—	18,375	18,375

Net Cash Provided by Financing Activities	—	21,375	21,375

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,282)	16,374	(6,448)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,374	—	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92	$16,374	$(6,448)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$—		$—
Income Taxes	$—		$—

The accompanying notes are an integral part of these financial statements.

T & G APOTHECARY, INC.

(A Development Stage Company)

Notes to the Financial Statements

February 29, 2012 and February 28, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

T & G Apothecary, Inc. (“the Company”) was incorporated on January 18, 2011, as a Nevada corporation. From its inception the Company has had no revenues and limited operations; therefore, the Company is classified as a development stage company. Principal operations have not commenced principle operations as of the balance sheet date.

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a February 28 fiscal year end.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of common shares outstanding during the period.

	For the	From
	Year Ended	Inception through
	February 29,	February 28,
	2012	2011
Loss (numerator)	$(42,922)	$(4,687)
Shares (denominator)	8,000,000	6,333,333
Per share amount	$(0.00)	$(0.00)

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

T & G APOTHECARY, INC.

(A Development Stage Company)

Notes to the Financial Statements

February 29, 2012 and February 28, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	February 29, 2012	February 28, 2011
Income tax expense at statutory rate	$(14,593)	$(1,594)
Change in valuation allowance	14,593	1,594
Income tax expense per books	$—	$—
F-7

T & G APOTHECARY, INC.

(A Development Stage Company)

Notes to the Financial Statements

February 29, 2012 and February 28, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of:

	February 29, 2012	February 28, 2011
NOL carryover	$16,187	$1,594
Valuation allowance	(16,187)	(1,594)
Net deferred tax asset	$ -)	$—

At February 29, 2012, the Company had net operating loss carry forwards of approximately $47,609 that may be offset against future taxable income through 2032. No tax benefit has been reported in the February 29, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

T & G APOTHECARY, INC.

(A Development Stage Company)

Notes to the Financial Statements

February 29, 2012 and February 28, 2011

NOTE 3 – COMMON STOCK

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. At February 29, 2012, the Company had issued and outstanding 8,000,000 shares of common stock. Of the issued and outstanding stock, 5,000,000 shares were issued to the founder of the company as founder’s shares. On February 7, 2011, the Company issued 3,000,000 shares of its par value $0.001 common stock for $3,000 cash.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On January 19, 2011 the Company entered into a Promissory Note Agreement whereby the Company received $18,375 from a related party. The note accrues interest at a rate of 10.0% per annum, is unsecured and is due on demand. As of February 29, 2012, a related party paid expenses on behalf of the Company in the amount of $2,689. This amount bears no interest and is due on demand. As of February 29, 2012, the Company had accrued interest payable of $2,059. Additionally, $2,689 in Company expenses were paid by a Company shareholder on the Company’s behalf. This amount accrues no interest and is payable on demand.

NOTE 5– SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through the date of this report and there are no subsequent events to disclose.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being February 29, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of February 29, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of February 29, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending February 28, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Remediation of Material Weakness

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees. We are currently in the process of hiring an outsourced controller to improve the controls for accounting and financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have two executive officers and one director.  As of February 29, 2012, these persons are as follows:

Name	Age	Position Held with the Company
Carolyne S. Johnson	63	President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, and Director
Scott A. Stupprich	36	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Carolyne S. Johnson, President, CEO, Treasurer and CFO

Carolyne has been in business for over 43 years.  She attended Eastern Kentucky University, where she studied English Literature.  Carolyne also attended Community College of Southern Nevada where she studied American Sign Language.  For the last 12 years, she has worked as a paralegal, specializing in corporate and securities work and has attended classes given by the SEC Institute in order to hone her skills in this area.  Carolyne currently is President of CSJ Solutions, LLC, a company that assists new companies to incorporate in the various states and is resident agent for many of them in the State of Nevada. She worked at Language Access Network, Inc., a publicly traded company, as in-house paralegal in 2006 until 2008.  Beginning March 2008, she began working at Capital City Energy Group, Inc. as a paralegal.  Ms. Johnson is still acting as a subcontractor for them on a part-time basis but is focused on T&G Apothecary, Inc.

The many years that Carolyne has spent in the corporate environment uniquely qualifies her to run our company.  She has worked for many different types of industries ranging from chemical companies to law offices.  The majority of her career in the last 20 years has been at a management level in all aspects including accounting, sales, marketing, as well as performing executive assistant duties to the CEO’s and Presidents of many of those companies.  Between 1985 and 1991, Carolyne was the national sales manager of an industrial knife company.  In this position she oversaw an outside sales force of 5 individuals and an inside sales force of 15.  The job also entailed dealing with international knife manufacturers to negotiate contracts to purchase their knives for import.  Once the contracts were secured, it was her responsibility to deal with the US Customs Department in order to clear the merchandise for transport to the United States, a tasks that requires a great deal of paperwork with excellent attention to detail.

Carolyne has been manufacturing these products in her home for the female members of her family for many years.  Her interest in the development of these products was due to the fact that the products readily available on the market were not only too expensive, the labels had ingredients that were not familiar to the average consumer, therefore you never knew exactly to what you were exposing your skin, in many instances causing  a severe allergic reactions.  All of the ingredients in T & G’s product line are items that are available in almost every home.  There are no chemical preservatives.

 Scott A. Stupprich, Secretary

Scott served honorably in the U.S.Navy for 8 years beginning in 1993.  While serving, he was awarded the Maritime Service Award.

After leaving the Navy, Scott worked as a loan officer while he was studying Automotive and Furniture upholstery, starting his own business restoring classic automobiles.  Scott began his apprenticeship for Peck, Hannaford, & Briggs Co. sheet metal in 2006 for and has recently completed it and is now a Journeyman. Simultaneously in 2007, he began a TwoCan Landscape business where is he currently its President and principal designer.  Scott currently holds licenses as forklift operator, scissor lift operator, jig and articulated boom operator as well as powder actuated toll operator.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Fraser Cottingon, at the address appearing on the first page of this annual report.

Code of Ethics

We have not adopted a Code of Ethics that applies our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the periods ended February 29, 2012 and February 28, 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carolyne Johnson, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer,Principal Accounting Officer, and Director	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Scott A. Stupprich, Secretary	2012 2011	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to Summary Compensation Table

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future. Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 29, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units Of Stock That Have Not Vested (#)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Carolyne Johnson	-	-	-	-	-	-	-	-	-
Scott A. Stupprich	-	-	-	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of  May 30, 2012 , certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership[1]	% of Common Stock [2]
Carolyne Johnson 906 Thayer Drive Gahanna, OH 43230	Common Stock	5,000,000 Shares	62.5%
Scott A. Stupprich 906 Thayer Drive Gahanna, OH 43230	Common Stock	0 Shares	0%
DIRECTORS AND OFFICERS – TOTAL (Two Officers and One Director)		5,000,000 Shares	62.5%

5% SHAREHOLDERS
NONE	Common Stock

1.	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
2.	The percentage shown is based on denominator of 8,000,000 shares of common stock issued and outstanding for the company as of May 30, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described above and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since February 29, 2011 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

We issued 5,000,000 shares of common stock to our sole officer and director as founder shares.

On January 19, 2011 the Company entered into a Promissory Note Agreement whereby the Company received $21,162 from a related party. The note accrues interest at a rate of 10.0% per annum, is unsecured and is due on demand. As of February 29, 2012, the Company had accrued interest payable of $2,059. Additionally, $2,689 in Company expenses were paid by a Company shareholder on the Company’s behalf. This amount accrues no interest and is payable on demand.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditors in connection with the audits of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended February 29/28	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$3,000	$0	$0	$0
2011	$5,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form S-1 filed on April 7, 2011.
19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T&G Apothecary, Inc.

By: /s/ Carolyne Johnson

Carolyne Johnson

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

May 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Carolyne Johnson

Carolyne Johnson

President, Chief Executive Officer, Principal Executive Officer,

Chief Financial Officer, Principal Financial Officer,

Principal Accounting Officer, and Director

May 30, 2012

