Form 10-Q
period 2012-05-31
T & G APOTHECARY INC
filed 2012-07-23
CIK 1510775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-173359

T&G Apothecary, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-4588540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

906 Thayer Drive Gahanna, OH 43230
(Address of principal executive offices)

(702) 528-1806
(Registrant’s telephone number)
___________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,000,000 as of May 31, 2012

1

2

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Our condensed financial statements included in this Form 10-Q are as follows:

F-1	Condensed Balance Sheets as of May 31, 2012 and February 29, 2012 (unaudited);
F-2	Condensed Statements of Operations for the three months ended May 31, 2012 and period from January 18, 2011 (Inception) to May 31, 2011 and 2012 (unaudited);
F-3	Condensed Statements of Cash Flows for the three months ended May 31, 2012 and period from January 18, 2011 (Inception) to May 31, 2011 and 2012 (unaudited);
F-4	Notes to Condensed Financial Statements.

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

T & G APOTHECARY, INC.

(A Development Stage Company)

Condensed Balance Sheets

ASSETS

	May 31,	February 29,
	2012	2012
CURRENT ASSETS	(unaudited)

Cash	$92	$92
Prepaid expenses	—	—

Total Current Assets	92	92

TOTAL ASSETS	$92	$92

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$22,206	$21,478
Note payable - related party	27,704	21,164
Accrued interest payable - related party	2,525	2,059

Total Current Liabilities	52,435	44,701

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized at par value of $0.001; 8,000,000 shares issued and outstanding	8,000	8,000
Additional paid-in capital	(5,000)	(5,000)
Deficit accumulated during the development stage	(55,343)	(47,609)

Total Stockholders' Deficit	(52,343)	(44,609)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$92	$92

The accompanying notes are an integral part of these condensed financial statements.

F-4

T & G APOTHECARY, INC.

(A Development Stage Company)

Condensed Statements of Operations

		From Inception	From Inception
	For the Three	on January 18,	on January 18,
	Months Ended	2011 Through	2011 Through
	May 31,	May 31,	May 31,
	2012	2011	2012

REVENUES	$—	$—	$—

OPERATING EXPENSES

General and administrative	—	75	4,959
Professional fees	7,268	9,160	47,860

Total Operating Expenses	7,268	9,235	52,819

LOSS FROM OPERATIONS	(7,268)	(9,235)	(52,819)

OTHER EXPENSES

Interest expense	(466)	(156)	(2,524)

Total Other Expenses	(466)	(156)	(2,524)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	$(7,734)	$(9,391)	$(55,343)

BASIC AND DILUTED:
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,000,000	8,000,000

The accompanying notes are an integral part of these condensed financial statements

F-5

T & G APOTHECARY, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows

		From Inception	From Inception
	For the Three	on January 18,	on January 18,
	Months Ended	2011 Through	2011 Through
	May 31,	May 31,	May 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,734)	(9,391)	$(55,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid on Company's behalf by a related party	6,540	—	9,329
Changes to operating assets and liabilities:
Prepaid expenses	—	7,302	—
Accounts payable	728	348	22,206
Accrued interest - related party	466	156	2,525

Net Cash Used in Operating Activities	—	(1,585)	(21,283)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	—	—	3,000
Proceeds from note payable - related party	—	—	18,375

Net Cash Provided by Financing Activities	—	—	21,375

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,585)	92

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92	2,474	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$92	$889	$92

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—		$—
Income Taxes	$—		$—

The accompanying notes are an integral part of these condensed financial statements.

F-6

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at May 31, 2012, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 29, 2012 audited financial statements. The results of operations for the periods ended May 31, 2012 and May 31, 2011, are not necessarily indicative of the operating results for the full year.

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

F-7

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

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

NOTE 4 - NOTES PAYABLE RELATED PARTY

On January 19, 2011 the Company entered into a Promissory Note Agreement whereby the Company received $18,475 from a related party. The note accrues interest at a rate of 10.0% per annum, is unsecured and is due on demand. As of May 31, 2012, a related party paid expenses on behalf of the Company in the amount of $9,329. This amount bears no interest and is due on demand. As of May 31, 2012 and 2011, the Company had accrued interest payable of $2,525 and $2,059, respectively.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share. At May 31, 2012, the Company had issued and outstanding 8,000,000 shares of common stock. Of the issued and outstanding stock, 5,000,000 shares were issued to the founder of the company as founder shares. On February 7, 2011, the Company issued 3,000,000 shares of its par value $0.001 common stock for $3,000 cash.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

F-8

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

We expect to complete product development and be in a position to start manufacturing our products by the summer or fall of 2012. During this period, we will be working closely with the chemist at Sensibility Soaps upon his recommendation to modify some of the formulas in order to maintain the ability to refer to our products as “organic.” We have learned that some of the ingredients in our original formulas may cause skin irritation on some consumers. There was also brought to our attention a concern about product shelf life. In order to address these concerns, we are testing our formulations at Sensibility Soaps’ facility. The cost for this research will be approximately $1,275.

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

After the complete packaging has been approved, Whip-Smart will begin production of the initial quantities we have determined will give us a good indication of how the products will be received in the market. This step of the process should be completed by approximately the summer or fall of 2012 and will cost us approximately $16,750 (making 10,000 initial bottles and designs for the 5 products).

4

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

Results of Operations for the Three Months Ended May 31, 2012 and 2011 and Period from January 18, 2011 (Date of Inception) to May 31, 2012

We generated no revenue for the period from January 18, 2011 (Date of Inception) until May 31, 2012. Our Operating Expenses during three months ended May 31, 2012 were $7,268 compared to $9,235 during the same period ended 2011, consisting of mainly professional fees along with organizational costs and bank charges. We incurred operating expenses of $52,819 for the period from January 18, 2011 (Date of Inception) to May 31, 2012. We, therefore, recorded a net loss of $7,734 for the three months ended May 31, 2012, as compared with $9,391 for the same period ended May 31, 2011, and $55,343 for the period from January 18, 2011 (Date of Inception) until May 31, 2012.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As of May 31, 2012, we had total current assets of $92. We had current liabilities of $52,435 as of May 31, 2012. Thus, we have a working capital deficit of ($52,343) as of May 31, 2012.

Operating activities used $21,283 in cash for the period from January 18, 2011 (Date of Inception) until May 31, 2012. Our net loss of $55,343 represented all of our negative operating cash flow offset by an increase in accounts payable of $22,206 and related party accrued interest of $2,525. Financing activities during the period from January 18, 2011 (Date of Inception) to May 31, 2012 generated $21,375 in cash during the period.

On January 19, 2011 we entered into a Promissory Note Agreement whereby we received $18,375 from our officer and director, Ms. Johnson. The note accrues interest at a rate of 10.0% per annum, is unsecured and is due on demand. As of May 31, 2012, we had accrued interest payable of $2,525. Additionally, $9,229 in Company expenses were paid by a Company shareholder on the Company’s behalf. This amount accrues no interest and is payable on demand.

As of May 31, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Off Balance Sheet Arrangements

As of May 31, 2012, there were no off balance sheet arrangements.

5

Going Concern

Our financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern. Our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we become profitable. If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources. Management's plan is to obtain such resources for us by obtaining capital from management and significant shareholders sufficient to meet our minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern..

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Carolyne Johnson. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of May 31, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

6

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

T&G Apothecary, Inc.

Date: July 23, 2012

By: /s/ Carolyne Johnson

Carolyne Johnson

Title: Chief Executive Officer and Director

8