Form 10-Q
period 2012-08-31
T & G APOTHECARY INC
filed 2012-10-17
CIK 1510775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	August 31, 2012
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	333-173359
T & G Apothecary, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-4588540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3330 South Federal Highway Suite 200, Boynton Beach, Florida	33435
(Address of principal executive offices)	(Zip Code)

(647) 344-5900
(Registrant’s telephone number, including area code)

N/A
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

☒	YES	☐	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒	YES	☐	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☒	YES	☐	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐	YES	☐	NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
8,700,000 common shares issued and outstanding as of October 17, 2012.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

T & G APOTHECARY, INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS

	August 31,	February 29,
	2012	2012
CURRENT ASSETS	(unaudited)

Cash	$11	$92

Total Current Assets	11	92

TOTAL ASSETS	$11	$92

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$18,206	$21,478
Notes payable - related parties	14,229	21,164
Accrued interest payable - related parties	-	2,059

Total Current Liabilities	32,435	44,701

STOCKHOLDERS' DEFICIT

Common stock, 100,000,000 shares authorized
at par value of $0.001; 8,000,000
shares issued and outstanding	8,000	8,000
Additional paid-in capital	16,465	(5,000)
Deficit accumulated during the development stage	(56,889)	(47,609)

Total Stockholders' Deficit	(32,424)	(44,609)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$11	$92

The accompanying notes are an integral part of these condensed financial statements.

T & G APOTHECARY, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					From Inception
	For the Three	For the Three	For the Six	For the Six	on January 18,
	Months ended	Months ended	Months ended	Months ended	2011 Through
	August 31,	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	81	-	81	77	5,040
Professional fees	1,000	8,869	8,268	15,453	48,860

Total Operating Expenses	1,081	8,869	8,349	15,530	53,900

LOSS FROM OPERATIONS	(1,081)	(8,869)	(8,349)	(15,530)	(53,900)

OTHER EXPENSES

Interest expense	(465)	(771)	(931)	(927)	(2,989)

Total Other Expenses	(465)	(771)	(931)	(927)	(2,989)

PROVISION FOR
INCOME TAXES	-	-	-	-	-

NET LOSS	$(1,546)	$(9,640)	$(9,280)	$(16,457)	$(56,889)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	8,000,000	8,000,000	8,000,000	8,000,000

The accompanying notes are an integral part of these condensed financial statements.

T & G APOTHECARY, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows

			From Inception
	For the Six	For the Six	on January 18,
	Months Ended	Months Ended	2011 Through
	August 31,	August 31,	August 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(9,280)	$(16,457)	$(56,889)
Adjustments to reconcile net loss to
net cash used in operating activities:
Expenses paid on Company's behalf
by a related party	6,540	-	9,329
Changes to operating assets and liabilities:
Prepaid expenses	-	2,500	-
Accounts payable	(3,272)	145	18,206
Accrued interest - related party	931	927	2,990

Net Cash Used in Operating Activities	(5,081)	(12,885)	(26,364)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-	3,000
Proceeds from note payable - related party	5,000	-	23,375

Net Cash Provided by Financing Activities	5,000	-	26,375

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(81)	(12,885)	11

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	92	16,374	-

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$11	$3,489	$11

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Forgiveness of note payable - related party	$21,465	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

T & G APOTHECARY, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
August 31, 2012 and February 29, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2012, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 29, 2012 audited financial statements.  The results of operations for the periods ended August 31, 2012 and August 31, 2011, are not necessarily indicative of the operating results for the full year.

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

T & G APOTHECARY, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
August 31, 2012 and February 29, 2012

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

NOTE 4 - NOTES PAYABLE RELATED PARTY

On January 19, 2011 the Company entered into a promissory note agreement whereby the Company received $18,475 from a Company director and officer. The note accrues interest at a rate of 10.0% per annum, is unsecured and is due on demand.  On August 21, 2012, this note, plus accrued interest was forgiven in full.  The Company recorded the resulting gain on forgiveness of debt as an equity contribution.

As of August 31, 2012, a related party paid expenses on behalf of the Company in the amount of $9,329 and advanced $5,000 for operating expenses.  This amount, accrued in Notes payable – related party, bears no interest and is due on demand. As of August 31, 2012 and February 29, 2011, the Company had accrued interest payable of $0 and $2,059, respectively.

NOTE 5 – COMMON STOCK

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share.  At August 31, 2012, the Company had issued and outstanding 8,000,000 shares of common stock.  Of the issued and outstanding stock, 5,000,000 shares were issued to the founder of the company as founder shares.  On February 7, 2011, the Company issued 3,000,000 shares of its par value $0.001 common stock for $3,000 cash.

NOTE 6 – SUBSEQUENT EVENTS

On September 21, 2012, the Company entered into letter of intent agreement with Biologix Hair, Inc. (“Biologix”) whereby, if consummated, would result in Biologix exchanging all of its issued and outstanding shares for 26,430,000 restricted common shares of the Company.

On October 15, 2012, the Company issued 700,000 shares of common stock to multiple investors at $0.50 per share in a private placement offering for total proceeds of $350,000.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no material subsequent events to report.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean T & G Apothecary, Inc. unless otherwise indicated.

Company Overview

We were incorporated on January 17, 2011, as T & G Apothecary, Inc.  The business was founded with a vision of creating a pure, all natural personal care products line for women. Our business plan is to develop and market a 100% USDA certified organic personal care product line for women.

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

We intend for our products to have the following characteristics:

●	Moisturizing, non-irritating, softening, cleansing and nourishing;

●	100% USCA certified organic;

●	No synthetic preservatives, colors or fragrances;

●	No sodium laureth (lauryl) sulfate to irritate skin (we use coconut oil to lather);

●	No petro-chemicals, lanolin or mineral oil.

Current Business

We intend to develop, market and sell five initial products under our women’s care line. We will not manufacture our products in-house; instead we intend to source the work to Sensibility Soaps, a company we feel is well equipped to handle our manufacturing needs. We have not entered into any contracts or agreements with Sensibility Soaps.  We have had trouble finding financing for our

On August 21, 2012, we received resignations from Carolyne S. Johnson and Scott A. Stupprich.  Ms. Johnson resigned as president, chief executive officer, chief financial officer and as a director of our company.  Mr. Stupprich resigned as secretary of our company.  Their resignations were not the result of any disagreements with our company regarding its operations, policies, practices or otherwise.  Concurrently with Ms. Johnson’s and Mr. Stupprich’s resignations, we appointed Lilia Roberts as president, chief executive officer, chief financial officer, secretary, treasurer and as a member to our board of directors, effective August 21, 2012.

On August 21, 2012, Ms. Roberts acquired a total of 5,000,000 shares of our common stock from Ms. Johnson, our former director and officer, for total consideration of $50,000.  The funds used for this share purchase were Ms. Roberts’ personal funds.  At the time of the share purchase, Ms. Roberts’ 5,000,000 shares amounted to approximately 62.5% of our issued and outstanding common stock.  In conjunction with the sale of her shares Ms. Johnson provided us with a release from any debt owed to her by our company.

On September 21, 2012, we entered into letter of intent agreement with Biologix Hair, Inc. whereby, if consummated, would result in Biologix exchanging all of its issued and outstanding shares for 26,430,000 restricted common shares of our company.

Results of Operations for the Three and Six Months Ended August 31, 2012 and 2011 and Period from January 18, 2011 (inception) to August 31, 2012

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended August 31, 2012 which are included herein.

Our operating results for the three and six month periods ended August 31, 2012 and 2011 and the period from January 18, 2011 (inception) to August 31, 2012 are summarized as follows:

					From January 18, 2011 (Inception)
	Three Months Ended		Six Months Ended		To
	August 31,		August 31,		August 31,
	2012	2011	2012	2011	2012
Revenue	$Nil	$Nil	$Nil	$Nil	Nil
General and administrative	81	Nil	81	77	5,040
Professional fees	1,000	8,869	8,268	15,453	48,860
Other expenses - Interest expense	465	771	931	927	2,989
Net Loss	$(1,546)	$(9,640)	$(9,280)	$(16,457)	(56,889)

We generated no revenue for the period from January 18, 2011 (inception) to August 31, 2012. Our operating expenses during three months ended August 31, 2012 were $1,081compared to $8,869 during the same period ended 2011.  Our operating expenses during six months ended August 31, 2012 were $8,349 compared to $15,530 during the same period ended 2011. Operating expenses for the three and six month periods ended August 31, 2012 consisted primarily of professional fees along with organizational costs and bank charges. We incurred operating expenses of $53,900 for the period from January 18, 2011 (inception) to August 31, 2012. We recorded a net loss of $1,546 for the three months ended August 31, 2012, as compared with $9,640 for the same period ended August 31, 2011, a net loss of $9,280 for the six months ended August 31, 2012, as compared with $16,457 for the same period ended August 31, 2011, and $56,889 for the period from January 18, 2011 (inception) until August 31, 2012.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	As of	As of
	August 31, 2012	February 29, 2012
Current Assets	$11	$92
Current Liabilities	$32,435	$44,701
Working Capital	$(32,424)	$(44,609)

Cash Flows

	Six Month	Six Month
	Period Ended	Period Ended
	August 31, 2012	August 31, 2011
Cash used for Operating Activities	$(5,081)	$(12,885)
Cash provided by Financing Activities	5,000	Nil
Cash provided by (used in) Investing Activities	Nil	Nil
Net Increase (Decrease) in Cash and Cash Equivalents	$(81)	$(12,885)

As of August 31, 2012, we had total current assets of $11 and current liabilities of $32,435. We have a working capital deficit of $32,424 as of August 31, 2012.

We used $5,081 in cash for operating activities for the six month period ended August 31, 2012 compared with $12,885 for the same period in 2011. Our net loss of $1,546 and a $3,272 decrease in accounts payable represented all of our negative operating cash flow offset by an increase of $6,540 for expenses paid on our company’s behalf by a related party.

Cash provided by financing activities for the six month period ended August 31, 2012 was $5,000 compared to $Nil for the same period in 2011.

Cash provided by investing activities for the six month period ended August 31, 2012 was $Nil compared to $Nil for the same period in 2011.

On January 19, 2011, we entered into a promissory note agreement whereby we received $18,375 from our former officer and director, Carolyne S. Johnson. The note accrues interest at a rate of 10.0% per annum, is unsecured and is due on demand. As of August 31, 2012, we had accrued interest payable of $2,990. Additionally, $14,329 in company expenses were paid by one of our company’s shareholders on our company’s behalf. This amount accrues no interest and is payable on demand.  On August 21, 2012, in conjunction with the sale of her shares to our officer and director, Lilia Roberts, Ms. Johnson provided us with a release from any debt owed to her by our company.

As of August 31, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Critical Accounting Policies

Basis of Accounting

Our company’s financial statements are prepared using the accrual method of accounting. Our company has elected a February 28 fiscal year-end.

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

Recent Accounting Pronouncements

Our company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on our company’s financial position or statements.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.    Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.   Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.            Mine Safety Disclosures

Not applicable.

Item 5.            Other Information

On August 21, 2012, we received resignations from Carolyne S. Johnson and Scott A. Stupprich.  Ms. Johnson resigned as president, chief executive officer, chief financial officer and as a director of our company.  Mr. Stupprich resigned as secretary of our company.  Their resignations were not the result of any disagreements with our company regarding its operations, policies, practices or otherwise.

Concurrently with Ms. Johnson’s and Mr. Stupprich’s resignations, we appointed Lilia Roberts as president, chief executive officer, chief financial officer, secretary, treasurer and as a member to our board of directors, effective August 21, 2012.

Item 6.            Exhibits

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2011)
(10)	Material Contracts
10.1	Release from Carolyne Johnson dated August 21, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2012)
10.2	Share Purchase Agreement dated August 21, 2012 between our company, Carolyne Johnson and Lilia Roberts (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2012)
10.3	Letter of Intent dated September 21, 2012 between our company and Biologix Hair Inc. (incorporated by reference to our Current Report on Form 8-K filed on September 27, 2012)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T & G APOTHECARY, INC.

Date: October 17, 2012	/s/ Lilia Roberts
Lilia Roberts
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)