Form 10-Q
period 2012-11-30
BIOLOGIX HAIR INC.
filed 2013-01-07
CIK 1510775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	November 30, 2012
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number	333-173359
BIOLOGIX HAIR INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4588540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3330 South Federal Highway Suite 200, Boynton Beach, Florida	33435
(Address of principal executive offices)	(Zip Code)

(647) 344-5900
(Registrant’s telephone number, including area code)
T & G Apothecary, Inc.
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
60,900,000 common shares issued and outstanding as of December 28, 2012

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

BIOLOGIX HAIR INC.
(A Development Stage Company)
Condensed Balance Sheets

ASSETS
	November 30,	February 29,
	2012	2012
CURRENT ASSETS	(unaudited)

Cash	$46,069	$92

Note receivable	300,000	-

Total Current Assets	346,069	92

TOTAL ASSETS	$346,069	$92

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable	$34,919	$21,478
Notes payable - related parties	14,229	21,164
Accrued interest payable - related parties	-	2,059

Total Current Liabilities	49,148	44,701

STOCKHOLDERS' DEFICIT

Common stock, 900,000,000 shares authorized
at par value of $0.001; 60,900,000 (February 29, 2012 – 56,000,000)
shares issued and outstanding	60,900	56,000
Additional paid-in capital	313,565	(53,000)
Deficit accumulated during the development stage	(77,544)	(47,609)

Total Stockholders' Deficit	296,921	(44,609)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$346,069	$92

The accompanying notes are an integral part of these condensed financial statements.

BIOLOGIX HAIR INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)
					From Inception
	For the Three	For the Three	For the Nine	For the Nine	on January 18,
	Months ended	Months ended	Months ended	Months ended	2011 Through
	November 30,	November 30,	November 30,	November 30,	November 30,
	2012	2011	2012	2011	2012

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	39	20	120	97	5,079
Professional fees	20,617	11,038	28,885	25,991	69,476

Total Operating Expenses	20,655	11,058	29,004	26,088	74,555

LOSS FROM OPERATIONS	(20,655)	(11,058)	(29,004)	(26,088)	(74,555)

OTHER EXPENSES

Interest expense	-	(463)	(931)	(1,390)	(2,989)

Total Other Expenses		(463)	(931)	(1,390)	(77,544)
PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(20,655)	$(11,521)	$(29,935)	$(27,478)	$(77,544)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	58,530,769	56,000,000	56,837,455	56,000,000

The accompanying notes are an integral part of these condensed financial statements.

BIOLOGIX HAIR INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
			From Inception
	For the Nine	For the Nine	on January 18,
	Months Ended	Months Ended	2011 Through
	November 30,	November 30,	November 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(29,935)	$(27,478)	$(77,544)
Adjustments to reconcile net loss to
net cash used in operating activities:
Expenses paid on Company's behalf
by a related party	6,540	2,189	9,329
Changes to operating assets and liabilities:
Prepaid expenses	-	2,500	-
Accounts payable	13,441	5,392	34,919
Accrued interest - related party	931	1,390	2,989

Net Cash Used in Operating Activities	(9,023)	(16,007)	(30,307)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

Note receivable – Biologix Hair Inc.	(300,000)	-	(300,000)

Net Cash Used in Investing Activities	(300,000)	-	(300,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	350,000	-	353,000
Proceeds from note payable - related party	5,000	-	23,376

Net Cash Provided by Financing Activities	355,000	-	376,376

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	45,977	(16,007)	46,069

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD	92	16,374	-

CASH AND CASH EQUIVALENTS AT
END OF PERIOD	$46,069	$367	$46,069

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Forgiveness of note payable - related party	$21,465	$-	$21,465

The accompanying notes are an integral part of these condensed financial statements.

BIOLOGIX HAIR INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
November 30, 2012 and February 29, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2012, and for all periods presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's February 29, 2012 audited financial statements.  The results of operations for the periods ended November 30, 2012 and November 30, 2011, are not necessarily indicative of the operating results for the full year.

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

BIOLOGIX HAIR INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
November 30, 2012 and February 29, 2012

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

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible preferred stock.  Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

NOTE 4 - NOTES PAYABLE RELATED PARTY

On January 19, 2011 the Company entered into a promissory note agreement whereby the Company received $18,475 from a Company director and officer. The note accrues interest at a rate of 10.0% per annum, is unsecured and is due on demand.  On November 30, 2012, this note, plus accrued interest was forgiven in full.  The Company recorded the resulting gain on forgiveness of debt as an equity contribution. As of November 30, 2012 and February 29, 2011, the Company had accrued interest payable of $0 and $2,059, respectively

As of November 30, 2012, a related party paid expenses on behalf of the Company in the amount of $9,229 and advanced $5,000 for operating expenses.  These amounts, accrued in Notes payable – related party, bear no interest and are due on demand.

BIOLOGIX HAIR INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
November 30, 2012 and February 29, 2012

NOTE 5 – COMMON STOCK

The Company is authorized to issue 100,000,000 common shares at a par value of $0.001 per share.  At November 30, 2012, the Company had issued and outstanding 60,900,000 post-split (February 29, 2012 – 56,000,000 post-split) shares of common stock.  Of the issued and outstanding stock, 35,000,000 post-split shares were issued to the founder of the company as founder shares.  On February 7, 2011, the Company issued 21,000,000 post-split shares of its par value $0.001 common stock for $3,000 cash.  On October 15, 2012, the Company issued 4,900,000 post-split shares of common stock to multiple investors at $0.07 per share in a private placement offering for total proceeds of $350,000.

On November 16, 2012 the Company received shareholder approval to effect a forward split on the basis of 7 new shares for 1 old.  Upon effect of the forward split, the Company’s issued and outstanding shares of common stock shall increase from 8,700,000 to 60,900,000 post-split shares of common stock, with a par value of $0.001.  The authorized capital shall also increase from 100,000,000 to 900,000,000 shares of common stock, with a par value of $0.001.

On November 23, 2012 the Company entered into a share exchange agreement with Biologix Hair Inc. (“Biologix”), subject to regulatory approval by the U.S. Securities and exchange Commission, pursuant to which it shall issue 26,430,000 post-split common stock for 100% of Biologix’s common stock. 30,700,000 post-split shares of common stock will be surrendered by the Company’s sole director and officer to the Company for cancellation.  Subsequent to the exchange, there will be 56,630,000 post-split common stock issued.

NOTE 6 – PROMISSORY NOTE – BIOLOGIX HAIR INC.

On November 16, 2012, the Company advanced funds pursuant to a promissory note receivable from Biologix Hair Inc. in the principal amount of $300,000 due and payable on or before January 1, 2013.  The loan bears interest at 10% per annum, payable on maturity.  The obligation to repay the Principal Sum shall terminate promptly upon execution of the Share Exchange Agreement, provided such execution is completed by January 1, 2013.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

On November 23, 2012, the Company signed a letter of intent agreement with Biologix Hair, Inc. (“Biologix”) to effect a business combination, subject to regulatory approval by the U.S. Securities and exchange Commission, which if consummated would result in a share for share exchange of all of Biologix common stock for an equal number of new restricted shares of the Company.

Effective December 5, 2012, the Nevada Secretary of State accepted for filing of a Certificate of Amendment to the Company’s Articles of Incorporation to change its name from T & G Apothecary, Inc. to Biologix Hair Inc. and to increase its authorized capital from 100,000,000 to 900,000,000 shares of common stock, par value of $0.001.

Also effective December 13, 2012, pursuant to a seven (7) new for one (1) old forward split, the Company’s issued and outstanding shares of common stock increased from 8,700,000 to 60,900,000 shares, par value of $0.001.

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Biologix Hair Inc. unless otherwise indicated.

Company Overview

We were incorporated on January 17, 2011 in the State of Nevada, as T & G Apothecary, Inc.  The business was founded with a vision of creating a pure, all natural personal care products line for women. Our business plan is to develop and market a 100% USDA certified organic personal care product line for women.

We intend to develop, market and sell five initial products under our women’s care line. We will not manufacture our products in-house; instead we intend to source the work to Sensibility Soaps, a company we feel is well equipped to handle our manufacturing needs. We have not entered into any contracts or agreements with Sensibility Soaps.  We have had trouble finding financing for our proposed business and are currently evaluating other opportunities.

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

On August 21, 2012, Ms. Roberts acquired a total of 35,000,000 post-split shares of our common stock from Ms. Johnson, our former director and officer, for total consideration of $50,000.  The funds used for this share purchase were Ms. Roberts’ personal funds.  At the time of the share purchase, Ms. Roberts’ 35,000,000 post-split shares amounted to approximately 62.5% of our issued and outstanding common stock.  In conjunction with the sale of her shares Ms. Johnson provided us with a release from any debt owed to her by our company.

On September 21, 2012, we entered into letter of intent agreement with Biologix Hair, Inc. whereby, if consummated, would result in Biologix exchanging all of its issued and outstanding shares for 26,430,000 post-split restricted common shares of our company.

On November 23, 2012 we entered into a share exchange agreement with Biologix Hair Inc., a Florida corporation, and its shareholders.  Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of Biologix’s common stock in exchange for the issuance by our company of 26,430,000 post-split shares of our common stock to the shareholders of Biologix.

The following is a brief description of the terms and conditions of the share exchange agreement that are material to our company:

1.	our company and Biologix will receive duly executed copies of all third-party consents and approvals contemplated by the share exchange agreement;
2.	no material adverse change will have occurred in the businesses or assets of our company or of Biologix since the effective date of the share exchange agreement;
3.	Biologix will have no more than 26,430,000 common shares issued and outstanding on the closing date of the share exchange agreement;
4.	our company and Biologix will be reasonably satisfied with our respective due diligence investigation of each other;
5.
Biologix will have delivered to our company audited financial statements for its last two fiscal years, and an unaudited interim balance sheet for the six month period ended June 30, 2012, prepared in accordance with United States GAAP by an independent auditor registered with the Public Company Accounting Oversight Board in the United States;

6.	our sole director and officer, Lilia Roberts, will have surrendered for cancellation share certificate(s) representing at least 30,700,000 post-split shares of our common stock held by her; and
7.	we will have entered into a private placement agreement with one or more purchasers for the sale of our common stock for an aggregate purchase price of at least $300,000. (Completed).

Due to conditions precedent to closing, including those set out above, and the risk that these conditions precedent will not be satisfied, there is no assurance that we will complete the share exchange, or any other actions contemplated in the share exchange agreement.

Effective December 5, 2012, the Nevada Secretary of State accepted for filing of a Certificate of Amendment to our company’s Articles of Incorporation to change our name from T & G Apothecary, Inc. to Biologix Hair Inc. and to increase our authorized capital from 100,000,000 to 900,000,000 shares of common stock, par value of $0.001.

Also effective December 13, 2012, pursuant to a seven (7) new for one (1) old forward split, our company’s issued and outstanding shares of common stock increased from 8,700,000 to 60,900,000 shares, par value of $0.001.

Results of Operations for the Three and Nine Months Ended November 30, 2012 and 2011 and Period from January 18, 2011 (inception) to November 30, 2012

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended November 30, 2012 which are included herein.

Our operating results for the three and nine month periods ended November 30, 2012 and 2011 and the period from January 18, 2011 (inception) to November 30, 2012 are summarized as follows:

	Three Months Ended				Nine Months Ended				From January 18, 2011 (Inception) To
	November 30,				November 30,				November 30,
	2012		2011		2012		2011		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$ Nil
General and administrative		39		20		120		97	5,079
Professional fees		20,617		11,038		28,885		25,991	69,476
Other expenses - Interest expense		Nil		463		931		1,390	2,989
Net Loss		$(20,655)		$(11,521)		$(29,935)		$(27,478)	$(77,544)

We generated no revenue for the period from January 18, 2011 (inception) to November 30, 2012. Our operating expenses during three months ended November 30, 2012 were $20,655 compared to $11,058 during the same period ended 2011.  Our operating expenses during nine months ended November 30, 2012 were $29,004 compared to $26,088 during the same period ended 2011. Operating expenses for the three and nine month periods ended November 30, 2012 consisted primarily of professional fees along with general and administrative expenses. We incurred operating expenses of $77,555 for the period from January 18, 2011 (inception) to November 30, 2012. We recorded a net loss of $20,655 for the three months ended November 30, 2012, as compared with $11,521 for the same period ended November 30, 2011, a net loss of $29,935 for the nine months ended November 30, 2012, as compared with $27,478 for the same period ended November 30, 2011, and $77,544 for the period from January 18, 2011 (inception) until November 30, 2012.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	As of	As of
	November 30, 2012	February 29, 2012
Current Assets	$346,069	$92
Current Liabilities	$49,148	$44,701
Working Capital	$296,921	$(44,609)

Cash Flows

	Nine Month	Nine Month
	Period Ended	Period Ended
	November 30, 2012	November 30, 2011
Cash used for Operating Activities	$(9,023)	$(16,007)
Cash provided by Financing Activities	355,000	Nil
Cash provided by (used in) Investing Activities	(300,000)	Nil
Net Increase (Decrease) in Cash and Cash Equivalents	$45,977	$(16,007)

As of November 30, 2012, we had total current assets of $346,069 and current liabilities of $49,148. We have a working capital of $296,921as of November 30, 2012.

We used $9,023 in cash for operating activities for the nine month period ended November 30, 2012 compared with $16,007 for the same period in 2011. Our net loss of $29,935 includes a decrease of $2,500 in prepaid expenses, a $8,049 increase in accounts payable and a $459 decrease in related party accrued interest represented all of our negative operating cash flow offset by an increase of $6,540 for expenses paid on our company’s behalf by a related party.

Cash provided by financing activities for the nine month period ended November 30, 2012 was $355,000 compared to $Nil for the same period in 2011.

Cash used in  investing activities for the nine month period ended November 30, 2012 was $300,000 compared to $Nil for the same period in 2011.

On January 19, 2011, we entered into a promissory note agreement whereby we received $18,375 from our former officer and director, Carolyne S. Johnson. The note accrues interest at a rate of 10.0% per annum, is unsecured and is due on demand. As of November 30, 2012, we had accrued interest payable of $931. Additionally, $6,540 in company expenses were paid by one of our company’s shareholders on our company’s behalf. This amount accrues no interest and is payable on demand.  On August 21, 2012, in conjunction with the sale of her shares to our officer and director, Lilia Roberts, Ms. Johnson provided us with a release from any debt owed to her by our company.

As of November 30, 2012, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding convertible preferred stock.  Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

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

On October 15, 2012, we issued 700,000 shares of our common stock at a price of $0.50 per share, pursuant to the closing of a private placement, for gross proceeds of $350,000.  We issued the shares to four non-US individuals (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2011)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2011)
3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2012)
(10)	Material Contracts
10.1	Release from Carolyne Johnson dated August 21, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2012)
10.2	Share Purchase Agreement dated August 21, 2012 between our company, Carolyne Johnson and Lilia Roberts (incorporated by reference to our Current Report on Form 8-K filed on August 22, 2012)
10.3	Letter of Intent dated September 21, 2012 between our company and Biologix Hair Inc. (incorporated by reference to our Current Report on Form 8-K filed on September 27, 2012)
10.4
Share Exchange Agreement dated November 23, 2012 between our company and Biologix Hair Inc., and the Shareholders of Biologix Hair Inc. (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2012)

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

BIOLOGIX HAIR INC.

Date: January 4, 2013	/s/ Lilia Roberts
Lilia Roberts
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)