Form 10-K
period 2012-12-31
BIOLOGIX HAIR INC.
filed 2013-04-16
CIK 1510775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]
Commission file number 000-54882

BIOLOGIX HAIR INC.
(Exact name of registrant as specified in its charter)

Nevada	27-4588540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

82 Avenue Road, Toronto, Ontario, Canada	M5R 2H2
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (647) 344-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 29, 2012 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
56,630,000 common shares as of April 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” below. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our anticipated growth strategies and our ability to manage the expansion of our business operations effectively;

●	our ability to keep up with rapidly changing technologies and evolving industry standards;

●	our ability to source our needs for skilled labor, machinery and materials economically;

●	the loss of key members of our senior management; and

●	uncertainties with respect to the legal and regulatory environment surrounding our treatments.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference and filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

As used in this current report, the terms “we”, “us” and “our” refer to Biologix Hair Inc., and our wholly owned subsidiary, Biologix Hair Inc., a Florida company.

On January 9, 2013, we consummated a share exchange agreement with Biologix Hair Inc. (“Biologix Florida”) by issuing 26,430,000 post-split common shares of our common stock to the shareholders of Biologix Florida in consideration for 100% of the issued and outstanding securities of Biologix Florida.  As a result of the transaction Biologix Florida became our wholly owned subsidiary.  The share exchange with Biologix Florida was accounted for as a recapitalization effected by a share exchange, wherein Biologix Florida is considered the acquirer for accounting and financial reporting purposes. Accordingly, references in this report to our Company’s date of inception do not refer to our date of incorporation but rather to the date of incorporation of Biologix Florida (October 4, 2011)

PART I

Item 1.          Business

Corporate History and Background

We were incorporated on January 18, 2011, as T & G Apothecary, Inc.  Our initial business plan was to develop and market a 100% USDA Certified Organic personal care product line for women, including bath additives and exfoliating facial cleansers.  Owing to our inability to raise sufficient financing to execute our business plan, our management began considering alternative strategies, such as business combinations or acquisitions to create value for our shareholders.

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

Also on August 21, 2012, Ms. Roberts acquired a total of 5,000,000 shares of our common stock from Ms. Johnson, our former director and officer, for total consideration of $50,000.  The funds used for this share purchase were Ms. Roberts’ personal funds.  Ms. Roberts’ 5,000,000 shares amount to approximately 8.8% of our currently issued and outstanding common stock.  In conjunction with the sale of her shares Ms. Johnson provided us with a release from any debt owed to her by our company.

On November 23, 2012, we entered into a share exchange agreement with Biologix Hair Inc., a Florida corporation, and its shareholders.  Pursuant to the terms of the share exchange agreement, we agreed to acquire all of the issued and outstanding shares of Biologix Florida’s common stock in exchange for the issuance by our company of 26,430,000 post-split shares of our common stock to the shareholders of Biologix Florida.

On December 13, 2012, we effected a forward split of our issued and outstanding shares on a 7 new for 1 old basis, increased our authorized capital to 900,000,000 shares, with $0.001 par value, and changed our name from T & G Apothecary, Inc., to Biologix Hair Inc.

On January 9, 2013, we closed the share exchange by issuing the required 26,430,000 post-split common shares to the Biologix Florida shareholders.  Concurrently our director and officer, Lilia Roberts, cancelled 30,700,000 and transferred 3,300,000 of her 35,000,000 post-split shares of our stock.  As a result of these transactions, we had 56,630,000 issued and outstanding common shares upon the closing of the share exchange with Biologix Florida.

Overview of Biologix Hair Inc.

As a result of the closing of the share exchange agreement with Biologix Florida, Biologix Florida has become our wholly owned subsidiary and we now carry on business as a development stage pharmaceutical and cosmeceutical company.  We have only recently begun operations and we rely upon the sale of our securities to fund those operations.  We are engaged in the research, development and commercialization of therapeutic pharmaceutical and cosmeceutical products and therapeutic methods for the treatment of human hair loss, including products for hair regeneration, hair loss prevention, and the treatment of alopecia aereata.  Currently, our business is focused on the research, development and commercialization of our proprietary drug formula, known as the “Biologix Revive Hair FormulaTM.”  The Biologix Revive Hair FormulaTM and the method for its application are marketed as the Biologix Hair Therapy SystemTM.  We also intend to develop and market additional complimentary aftercare products under the umbrella of the Biologix Hair Therapy SystemTM, including health supplements, cosmeceutical shampoos, conditioners, creams, and related hair care products.

We were incorporated on January 18, 2011, as T & G Apothecary, Inc.  We have one direct subsidiary, Biologix Hair Inc. (“Biologix Florida”), a company incorporated under the laws of the State of Florida, U.S.A. as Cranium Technologies (USA) Inc. on October 4, 2011. Biologix Florida changed its name to Biologix Hair Inc. (“Biologix”) on December 5, 2011.  Biologix Florida has two direct subsidiaries, Biologix Hair (Canada) Inc., a company incorporated under the Canada Business Corporations Act, and Biologix Hair Science Ltd., a Barbados corporation.  Biologix Barbados has three subsidiaries, Biologix Hair, Panama S.A., a Panama corporation, Biologix Hair South America S.A., a Panama corporation, and Biologix Hair (Hong Kong) Limited, a Hong Kong corporation.

All of our subsidiaries are wholly owned.  Our current corporate structure is as follows:

Our principal executive offices are located at 82 Avenue Road, Toronto, Ontario, Canada, M5R 2H2. The telephone number at our principal executive office is 647-344-5900.  Our fiscal year end is December 31.

Business Strategy and Development

Our business model currently includes the following activities:

●	researching and developing our proprietary Biologix Revive Hair FormulaTM to achieve an optimal formulation for efficient mass production, storage and shipping;
●	expanding our intellectual property rights in the Biologix Revive Hair FormulaTM by prosecuting patents in strategic jurisdictions, including North America and Europe, among others;
●
conducting research and development in preparation of eventual pre-clinical and clinical trials of the Biologix Revive Hair FormulaTM to achieve regulatory approval of the formula in strategic jurisdictions, including North America and Europe, among others;

●	establishing a worldwide network of major regional licensees for our current and future products to market and wholesale distribute our products;
●
in cooperation with our wholesale distributors in jurisdictions where regulatory approval has been obtained or is not required, identifying, training and certifying a network of health professionals to act as retailers of the Biologix Revive Hair FormulaTM and the Biologix Hair Therapy SystemTM; and

●
conducting research and development of cosmeceutical hair care products based upon and complimentary to the Biologix Revive Hair FormulaTM, which will comprise part of the Biologix Hair Therapy SystemTM.

Development of the Biologix Revive Hair FormulaTM and the Biologix Hair Therapy SystemTM was initiated by Dr. Guillermo Duran in 1992.  Between mid-2004 and late 2011, more than 30,000 treatments of Biologix ReviveTM were administered to 5,000-plus patients by a select private consortium of medical clinicians located in South American jurisdictions where regulatory approval was not required.  The participating treatment clinicians subjectively observed and reported positive results for retention of healthy hair and for hair regeneration, including among alopecia areata patients. No side effects were reported.  Based on this experience, we intend to optimize the formulation for mass production, storage and shipping and to conduct pre-clinical and clinical research to demonstrate to the relevant regulatory authorities, including the United States FDA, that the product is safe and effective for these uses.

In spite the prior successful clinical application of the Biologix Revive Hair FormulaTM in South America, our business will face a wide range of common pharmaceutical industry challenges. For example, the Biologix Revive Hair FormulaTM and any future products that we may develop will be required to undergo a time-consuming, costly and burdensome pre-market approval process in several major markets, including North America and Europe, and we may be unable to obtain regulatory approval for them.

We may not commence clinical testing of any products that we may develop and the commercial value of any clinical study that we conduct will depend significantly upon our choice of indication and our patient population selection. If we are unable to commence clinical testing or if we make a poor choice in terms of clinical strategy, we may never achieve revenues. Our clinical trials may also fail to adequately demonstrate the safety or efficacy of our product candidates for our chosen indications, which may force us to abandon our business plan. Even if we are able to ultimately obtain regulatory approval for any products that we may develop, we may never become profitable.

We will require substantial additional funds to complete our research and development activities, and if such funds are not available we may need to significantly curtail or cease our operations. We began our research and development activities in June, 2012 and we require financing to complete our research and development activities. Our financing needs may also change substantially because of a number of factors which are difficult to predict or which may be outside of our control; these include increased competition, the costs of protecting rights to our intellectual property, the resources required to complete pre-clinical and clinical studies, and the length and results of the regulatory approval process. Please see the Risk Factors section beginning on page 26 of this annual report for a detailed discussion of the various risks that we will face in carrying out our business plan and product development strategy.

To date, we have outsourced all other research and development work in relation to the Biologix Revive Hair FormulaTM to Beijing BIT&GY Pharmaceutical R&D Co. Ltd. (BIT&GY), a third party laboratory affiliated with the Beijing Institute of Technology (BIT).  We anticipate that we will continue to rely on third parties to satisfy our research and development requirements, including pre-clinical and clinical trial planning, laboratory services, data management, statistical services and report writing, until such time as it becomes necessary or cost effective to hire employees to satisfy those requirements.

Material Corporate Developments of Biologix Hair Inc. (Biologix Florida) and Biologix Hair Science Ltd. (Biologix Barbados).

On December 9, 2011, Biologix Florida entered into an intellectual property license agreement with Biologix Barbados pursuant to which Biologix Florida acquired a 99 year license to distribute Biologix ReviveTM and the Biologix Hair Therapy SystemTM in the territories of North America, the Caribbean, and Central America.  In consideration of the distribution rights, we paid to Biologix Barbados $1,000,000.  The distribution rights are subject to a royalty of $50 per injectable vial of Biologix ReviveTM sold in the territory, a 20% gross royalty on any Biologix Hair Therapy SystemTM aftercare products sold in the territory, and a minimum quarterly royalty guarantee of $100,000 for each quarter during the term of the agreement beginning with the quarter ended March 31, 2012.

On April 11, 2012, Biologix Barbados entered into an intellectual property purchase and sale agreement and convertible grid promissory note with Hair Research and Science Est., a company incorporated under the laws of the Principality of Liechtenstein. The agreement was subsequently amended by amending agreements dated August 1, 2012 and November 30, 2012, respectively (collectively the “purchase agreement”).  Pursuant to the purchase agreement Biologix Barbados acquired 100% of all right, title and interest throughout the world in and to the Biologix Revive Hair FormulaTM and the Biologix Hair Therapy SystemTM, including all related formulae, products, processes, and technical know-how.  The rights acquired pursuant to the agreement were subject only to the reservation of certain rights by the inventor of the formula, which are limited to the exclusive, non-assignable, royalty free right to provide, solely within the city of Barranquilla, Colombia, individual therapeutic treatments and services that employ the formula in relation to inventor’s private clinical practice located in the city of Barranquilla, Colombia.

In full consideration of all rights, title and interest acquired by Biologix Barbados in the purchase agreement, Biologix Barbados agreed to pay to Hair Research and Science Est. aggregate consideration of $10,640,000 payable as follows:

●	US $100,000 upon execution of the purchase agreement by the parties (which amount has been paid);

●	500,000 common shares of Biologix Hair Inc. valued at US$1 per common share (which shares have been issued);

●	US $10,040,000 in the form of a promissory note granted to Hair Research and Science Est., for which the following payment schedule has been agreed:

	●	US $500,000 on or before June 30, 2012 (which amount has been paid);

	●	US $1,040,000 on or before February 28th, 2013 (not paid);

	●	US $2,000,000 on or before June 30th, 2013;

	●	US $3,000,000 on or before October 31st, 2013; and

	●	US $3,500,000 on or before January 31st, 2014.

The promissory note shall bear interest at the rate of 5% per annum and is payable by July 31, 2014.  In the event that we become in default of the agreement, the note shall bear interest at 12% per annum, which interest will be payable on demand. The note and any accrued interest are convertible at any time into shares of our company’s common stock at a price per share equal to the lower of $1.00 per shares or the 10 day moving average price of our common shares as quoted on the Over The Counter Bulletin Board discounted by 20%.

As additional consideration Biologix Barbados has agreed to pay to Hair Research and Science Est. royalties as follows:

●
a perpetual, per treatment royalty equal to USD$20 for each vial of “Revive” injectable hair growth treatment manufactured and shipped by Biologix Barbados (or its sublicensee or assignee). The treatment royalty payable will be reviewed upon completion of each calendar year and adjusted if necessary for future years to account for inflation or deflation according to the United States CPI index certified by the Bureau of Labor Statistics to a maximum of 2.5% of the then current royalty rate.

●
a royalty equal to 10% of gross sales received by Biologix Barbados in respect of the sale of any after-treatment products, such as hair gels, shampoos, conditioners or similar after-treatment products based upon the intellectual property.

●	a royalty equal to 6% of gross sales actually received by Biologix Barbados in respect of sales of the Biologix ReviveTM in South America;

●	a minimum quarterly guarantee of US$50,000 payable upon completion of each of the first four fiscal quarters beginning with the quarter ending on March 31st, 2012;

●	a quarterly guarantee of USD$100,000 payable upon completion of the fiscal quarter ending on March 31, 2013 and for each fiscal quarter completed thereafter;

●	all quarterly guarantees paid shall accrue and be deductible from all treatment or product royalties payable in future periods.

Subsequent to the period ended December 31, 2012, the payment of $1,040,000 payable by February 28, 2013 of the Convertible Promissory Note with Hair Research and Science Est. is in default and our company is currently negotiating new terms with Hair Research and Science Est.

On April 19, 2012, Biologix Florida entered into a share purchase agreement with Biologix Barbados and the selling shareholders of Biologix Barbados to acquire 100% of the outstanding securities of Biologix Barbados. In consideration of all outstanding common shares of Biologix Barbados, we promised to pay to the selling shareholders 4,000,000 shares in the common stock of Biologix Florida (which have been issued with a deemed value of $0.80 per share), $2,100,000 payable within 30 days of the agreement (which has been paid), and $3,900,000 in the form of a promissory note payable by April 19, 2014 deliverable on a pro-rata basis to the shareholders of Biologix Barbados.

On July 3, 2012, Biologix Barbados entered into a research and development agreement with BIT&GY, a laboratory affiliated with the Beijing Institute of Technology.  Pursuant to the agreement, we have engaged BIT&GY to conduct research and development of Biologix ReviveTM in order to unify the various components of the current formula into a single formulation that has been tested for consistency at various temperatures, thus creating a predictable and reliable matrix for industrial manufacture, long term storage, and transport.  BIT&GY will also conduct extensive controlled testing in accord with the requirements of the Food and Drug Administration (FDA), Health Canada and the European Medicines Agency (EMA) in preparation for our anticipated pre-clinical and clinical trials.  The consideration payable to BIT&GY’s for its services is $1,100,000.  To date, Biologix Barbados has paid $787,500 to BIT&GY in accordance with the agreement.  The balance is payable in installments upon the completion of certain project milestones.  Biologix Barbados may terminate the agreement upon 30 days written notice.

On September 1, 2012, Biologix Barbados entered into a warehousing and distribution agreement with KD Consultoria & Servicios S.A.S (KDCS), a company incorporated under the laws of Colombia, pursuant to which Biologix Barbados has engaged KDCS to provide certain pharmaceutical warehousing, inventory, and distribution services via KDCS’s facility located in Baranquilla, Colombia or Medellin, Colombia.   Either party may terminate the agreement with 30 days written notice. The term of the agreement ends August 31, 2014 unless earlier terminated.  The facility will serve as a distribution center for the sale of Biologix ReviveTM in Colombia, and other eligible South American jurisdictions subject to requisite regulatory approvals.  We have agreed to pay to KDCS $15,000 for each 6 month period during the term of the agreement, and a royalty equal to 4% of the wholesale distribution price of each unit of Biologix ReviveTM distributed through KDCS’s facility.  KDCS is an affiliated company of our director, Dr. Diego Castresana.

On October 1, 2012, Biologix Florida entered into a letter of agreement with Unionashton Management Ltd. pursuant to which we received a loan of $1,155,828.92, accruing interest at 5% per annum and payable upon demand.  The loan and accrued interest are convertible into shares of the common stock of our common stock at a price per share equal to the lower of $1.00 per share or the 10 day moving average price of our common shares as quoted on the Over The Counter Bulletin Board discounted by 20%.  On November 14, 2012, December 14, 2012, and January 4, 2013, respectively, we entered into additional letters of agreement with Unionashton pursuant to which we received loans of $200,000, $50,000, and $50,000 upon terms identical to our October 1, 2012 agreement.  As additional consideration of the loans, we have granted to Unionashton warrants to purchase an aggregate of 1,455,828 shares of our common exercisable for a five year period at a price per share equal to the lower of $1.00 per or the 10 day moving average price of our common shares as quoted on the Over The Counter Bulletin Board discounted by 20%.

A brief summary of the major stages of our business plan that we are seeking to complete over the next 12 months (beginning January, 2013) and the cost estimates to complete each step are as follows:

Tasks	Status	Estimated Completion	Costs
Research & Development:
Reformulation of Revive Hair Formula:
        ●  Active Pharmaceutical
Ingredient Inspection:
        ●  Formula Composition Tests
        ●  Development of Preparative
Technology and Quality Controls:
●  Accelerated Stability Study
●  Long Term Stability Study
	Research & Development was initiated on our behalf by BIT&GY. in July, 2012.	Winter 2013	$1,100,000 ($787,500 paid to date)
Fulfill Contractual Obligations Pursuant to Intellectual Property Purchase and Sale Agreement and Convertible Grid Promissory Note with Hair Research and Science Est.	Ongoing	Perpetual	Minimum of $6,640,000 payable during 2013.

We will also be required to complete additional steps in order to market and sell any of our products to the public in certain major jurisdictions, including North America and Europe. The following table sets out the various steps we anticipate we must complete in order to carry out our business plan for the Biologix Revive Hair FormulaTM. Estimated costs and completion times have been indicated where estimable, as has any progress made to date.

Anticipated Steps	Status	Estimated Completion
Secure Patent Protection of Revive Hair FormulaTM	Patent Application Submitted on May 12, 2012	Spring 2015
Secure Trademark Protection for Various Biologix Brands	Trademark Applications submitted on January 13 ,2012	Fall 2013
Pre-Clinical Testing	Not in Progress	2014
Secure Investigational New Drug Approval or Equivalent	Not in Progress	2014
Phase I Clinical Trials	Not in Progress	2015
Phase II Clinical Trials	Not in Progress	2017
Phase III Clinical Trials	Not in Progress	2020
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Not in Progress	2021
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Not in Progress	2021

Our Products:  Biologix Revive TM and the Biologix Hair Therapy System TM

Currently, our business is focused on the research, development and commercialization of our proprietary drug formula, known as the “Biologix Revive Hair FormulaTM” or simply as the “Biologix ReviveTM”, a drug for the prevention and treatment of human hair loss. Biologix ReviveTM and the method for its application are marketed as the Biologix Hair Therapy SystemTM.  At present, clinicians administering the Biologix Hair Therapy SystemTM combine several components of Biologix ReviveTM at the time of treatment.  Together with our research and development consultants, BIT&GY, we are engaged in the process of unifying the various components of Biologix ReviveTM into a single formulation that has been tested for consistency at various temperatures, thus creating a predictable, reliable and quality controlled matrix that is ideal for industrial manufacture, long term storage, and transport.  Subject to the successful completion of our research and development program, we may be able to offer Biologix ReviveTM in certain jurisdictions which do not require further approvals by mid-2014, however there are no assurances that we will be successful in this regard.

Overview of Hair Loss and Hair Loss Prevention

It is normal for humans to shed about 50 to 100 hairs each day as part of the healthy hair growth cycle. Following pregnancy, many women also experience a period of greater hair loss before resuming a normal growth cycle. While this kind of temporary cycling of hair growth is not a concern, consistently increasing hair loss, known generally as alopecia, may be aesthetically undesirable or may trigger or exacerbate a variety of adverse emotional effects, such as low self-esteem or depression.  A host of factors can contribute to alopecia, such as illness, various medications, poor nutrition, hormonal changes, cosmetic hair treatments (such as hair coloring, straightening, or permanents), hairstyling, stress, genetic factors or autoimmune disorders.

Alopecia begins when hair follicles cease to send forth new hair because they become inflamed or stop getting the nutrients required to do so. Although there is general consensus regarding what contributes to the onset of the condition and what happens once the condition begins, the precise cause of the condition has not been identified. Nevertheless, until recently, scientists widely believed that the eventual outcome of alopecia was that the affected hair follicles died and that, short of replacing dead follicles, nothing could be done to re-grow lost hair.  However, our research and product development are premised upon the increasingly accepted fact that hair follicles commonly do not die, but rather become dormant.   Our research is further premised on the belief that the common cause of hair follicle dormancy is nutrient deficiency of the follicle.  We have termed the condition of follicle nutrient deficiency as Follicle Nutrient Deficiency Syndrome (FNDS).

Briefly, the progression of FNDS related alopecia begins with micro-inflammation, the cause of which is variable and is in many cases, unidentifiable.  Micro-inflammation induces localized malnourishment of the follicle, triggering FNDS. The body then undergoes fibrosis, or scarification, in which the body surrounds the weakened follicle with a fibrous “cocoon.” In the ensuing dormant state, the damaged follicle is further prevented from receiving proper nutrition and entirely stops producing hair.

Although we are generally unable to identify the root cause or causes of the micro-inflammation which trigger FNDS, the causal effects of inflammation and ensuing FNDS are now understood. The Biologix ReviveTM hair formula is designed to treat hair loss effectively by reducing inflammation, and awakening and nourishing FNDS-affected follicles so that they resume healthy hair production.

In order to understand how the Biologix ReviveTM formula works to treat FNDS related hair loss, it is useful to understand the hair growth process, generally, and the factors affecting hair loss.

Anatomy of the Scalp and the Human Hair Growth Process

The Scalp

The human scalp is a complex structure with five specialized layers performing important functions, such as protection of the skull and the foundation for the growth of hair. These layers are:

●	The skin on the head from which head hair grows. It contains hair follicles and sebaceous glands. The skin itself has three layers:
●
Epidermis: is the second thickest layer, mainly formed up of keratin, a fibrous structural protein. The epidermis is the defensive layer of the skin and the first and one of the most effective barriers against diseases and lesions.

●
Dermis: The dermis is the thickest layer of the skin.  It contains the hair follicle, sebaceous glands (which secrete oils that lubricate the hair and skin), temperature and pressure sensors, the arteries which deliver blood and nutrients, and the veins through which flow the detritus from the hair follicle. The dermis is the layer of the skin that is central to the hair growth process, and therefore where hair growth treatments and therapies are focused.

● Hypodermis (superficial fascia) is the deepest layer of the skin, which connects the skin to the underlying connective tissue of the scalp.
●	Connective tissue: A thin layer of fat and fibrous tissue that lies beneath the skin.
●	The aponeurosis called epicranial aponeurosis (or galea aponeurotica) is the next layer. It is a tough sheet of dense fibrous tissue.
●	The loose areolar connective tissue layer provides an easy plane of separation between the upper three layers and the pericranium, the next and final layer.
●	The pericranium is the periosteum (a membrane that lines the outer surface of all bones) of the skull bones and provides nutrition to the bone and the capacity for repair.

Anatomy of the Hair and Hair Cycle

The hair follicle is located inside the dermis of the skin. The follicle is a complex structure with a great deal of sections and components. The most relevant components to hair loss are outlined below.

●
Hair follicle: The Hair follicle is a skin organ that produces hair. Attached to the follicle is a sebaceous gland. This is a tiny sebum-producing gland found everywhere except on the palms, lips and soles of the feet. The thicker the density of the hair, the more the number of sebaceous glands that are found. Also attached to the follicle is a tiny bundle of muscle fiber called the arrector pili (hair erector). Stem cells are located at the junction of the erector and the follicle, and are principally responsible for the ongoing hair production during a process known as the Anagen stage. The hair follicle is composed of the following:

	●	Papilla: At the base of the follicle is a large structure that is called the papilla. The papilla is made up mainly of connective tissue. Cell division in the papilla is either rare or non-existent.
●
Matrix: Around the papilla is the hair matrix, a collection of epithelial cells often interspersed with the pigment-producing cells, melanocytes. Cell division in the hair matrix produces the cells that will form the major structures of the hair fiber and the inner root sheath. The hair matrix epithelium is one of the fastest growing cell populations in the human body. The papilla is usually ovoid or pear shaped with the matrix wrapped completely around it except for a short stalk-like connection to the surrounding connective tissue that provides access for the capillary. This is the part of the hair follicle most affected by the inflammation effects and the one that stops functioning correctly leading to hair loss. The rapid, sufficient and rhythmic replication of cells in the hair matrix is the main factor responsible for adequate hair growth. But for this to happen, the matrix needs the building blocks for the hair, in the form of nutrients entering through the arteries, however that process can be hindered by inadequate blood supply.

	●	Root sheath: The root sheath is composed of an external and internal root sheath. The internal root sheath is composed of three layers.
	●	Hair fiber: The hair fiber (the hair itself) is composed of keratin.

●
Bulge: The bulge is located in the outer root sheath at the insertion point of the arrector pili muscle. It houses several types of stem cells, which supply the entire hair follicle with new cells, and take part in healing the epidermis after a wound.

	●	Other structures: Other structures associated with the hair follicle include arrector pili muscles, sebaceous glands and apocrine sweat glands. Hair follicle receptors sense the position of the hairs.

●
Blood supply: arteries transport all of the nutrients the hair follicle needs to replicate the cells that will eventually come together to form each individual hair. In order accomplish this blood supply must be delivered at adequate pressures: less pressure in the target area and more pressure inside the artery. If this does not happen, blood flow decreases and nutrients do not reach the follicle. As explained above, because of the micro inflammation around the hair follicle, bands of fibrous tissue forms around the orifice of the follicle from which the hair grows, closing it, sometimes completely, and increasing the pressure inside the follicle, thereby decreasing blood flow. Part of the inflammation affects the tissue around the arteries itself, producing a similar effect.

The hair follicle is one of the few human tissues that contain stem cells. Stem cells are intermingled among the basal layer of the follicles’ outer root sheath and the area called the bulb. From this reservoir, stem cells migrate to the hair matrix and initiate its division and differentiation, after which its development is controlled by numerous cytokines produced by the dermal papilla cells. These dermal papilla cells and some cells of the internal and external sheaths of the androgen-dependent follicles have androgen receptors in their cytoplasm and nucleus. Androgens indirectly control the growth of the hair via the influence they exert on the synthesis and release of cytokines from the dermal papilla cells. The matrix is formed from these cells. Growth and differentiation of the matrix cells are subject to the influence of substances produced by cells of the dermal papilla. Secretory activity of the dermal papilla is partially controlled by hormones or substances produced by outer sheath cells.

It has been recently discovered that basic fibroblastic growth factor (BFGF), and platelet-derived growth factor (PDGF) enhance growth of the papilla cells. It is proposed that these proteins increase the synthesis of estromelisine, (an enzyme of metalloproteinase matrix) that acts in the papilla cells and accelerates their growth. Another cytokine, beta-transforming growth factor (B-TGF), inhibits the proliferation of the dermal papilla cell. In addition, dermal papilla cells produce many cytokines that influence proliferation of the cells in the hair matrix, some of which are stimulators and others are inhibitors. Following are other substances that participate in the control of the hair cycle:

●	Interleukin 1 Alpha inhibits the growth of hair and follicle, but only after two to four days of latency.)
●	Fibroblast growth factor (FGF) and epidermal growth factor (EGF) both inhibit the growth of hair and the follicle.
●	Type 5 fibroblast growth factor (FGF-5) is an especially potent inhibitor.
●	Another cytokine produced by the dermal papilla cells, keratin growth factor (KGF), induces growth of hair in some mammals.
●	Insulin-like growth factor I (IGF-I) accelerates hair growth
●	P Substance: Studies in animals have shown that this substance (a neurotrophin) induces the transition from the telogen to anagen phase.
●	The same effect has been observed with capsaicin, which liberates P Substance from the nerve endings of the skin.
●	Substances that regulate the homeostasis of calcium and phosphorus can also be involved in controlling hair growth, including:
	●	parathyroid hormone (PTH) and PTH-related peptide inhibit hair growth and epidermal cell proliferation
	●	estrogens
	●	insulin
	●	thyroid hormones
	●	glucocorticoids
	●	retinoids
	●	prolactin
	●	growth hormone

These are only some of the substances associated with control of the hair cycle. As we can see, while many have been identified, we do not know how many more are yet to be identified. The hair follicle is a small structure but due to the large number of different cell types involved in its functioning, its complexity is enormous and there is still much to be learned about its physiology.

Androgen-Dependent Hair Growth.

Androgens have various effects on the hair depending on bodily region. The effects differ essentially, non-existent (e.g., in eyelashes), weak (in temporary and sub-occipital regions), moderate (in the extremities), or strong (in facial, parietal, pubic area, chest and armpits). Androgens bind to receptors located in the cytoplasm and the nucleus of the dermal papilla cells and to some cells of the follicle sheath when the hair is in anagen or telogen. The complex formed by androgen hormone and its receptor modifies the cell nucleus and allows the secretion of cytokines that control the growth and differentiation of cells of the hair matrix. Across most of the scalp, the released cytokines stimulate the division and differentiation of the hair matrix cells. However, in the hair of the parietal region, cytokines act as inhibitors, producing atrophy of the follicle. Many factors affect the number and activity of the androgenic receptors in the dermal papilla cells.

Of all androgens, dermal papilla cells are most affected by 5-dihydrotestosterone (5-DHT), synthesized inside these cells by transforming testosterone through the catalytic action of the 5-alpha-reductase enzyme (5-a-r). Excessive production of 5-DHT is the main cause of various disorders associated with androgens such as prostate cancer, prostate benign hyperplasia, female hirsutism and, partially, androgenic alopecia. There are two types of the 5-alpha-reductase enzyme: 5-a-r isoenzyme type I (present in skin sebaceous glands) and 5-a-r isoenzyme type II (prostate and skin of the genitals). Produced DHT binds to a receptor protein of high affinity that carries it inside and into the cell nucleus. Once there, it binds to chromatin and stimulates the transcription or translation of stored genetic information. This is believed to be one of the main causes of hair miniaturization in androgenic alopecia.

The growth of androgen-dependent hair can be influenced by different mechanisms: by decreasing the production of androgens, by blocking the conversion of testosterone to 5-DHT, or by blocking androgen receptors However, if androgens were the only cause of the problem, antiandrogens would have been able to solve the vast majority of the cases, which has not happened.

The Role of Inflammation

It has been well established that one of the most significant reasons for the hair follicles to stop working normally or to stop working at all, especially in male pattern baldness, suggests the onset of a cascade of events originated in a physiological process that has been defined as micro-inflammation. As explained by many researchers, the final result of hair miniaturization or cessation of hair production altogether may actually come, in a large part, from a series of consequences produced by inflammation. Several pathology and immunology studies of alopecic scalps both in men and women, as cited previously, have shown that:

●	There are signs of an infiltrate of lymphocytes around the bulge epithelium close to the top or the bottom of the hair follicle infundibulum.
●
Deposits of activated antigen-antibody complexes, especially IgM, have been observed inside the hair follicle within the epidermal basement membrane zone typically accompanied by components of complement activation as well.

●	Fibroplasia of the dermal sheath can be found as one of the key components in the miniaturization and final involution of the pilosebaceous unit.
●	In approximately 50 percent of the cases, an inflammatory infiltrate of mononuclear cells and lymphocytes can be found.

In another study, by Jaworsky, et al, confirms an inflammatory infiltrate of activated T-cells and macrophages in the upper third of the hair follicle. This study also confirms a developing fibrosis of the perifollicular sheath together with the degranulation of follicular adventitial mast cells.

The miniaturization of the hair follicles has been associated with a deposit of the so-called “collagen or connective tissue streamers” beneath the follicle as well as 2 – 2.5 times enlargement of the follicular dermal sheath composed of densely packed collagen bundles.

Another study of 193 men and 219 women confirmed the presence of a significant degree of inflammation and fibrosis in at least 37 percent of androgenetic alopecia cases. In another series of cases, a perifollicular infiltrate in the upper follicle near the infundibulum has been observed, suggesting that the primary causal event for the triggering of inflammation occurs near the infundibulum. Microbial toxins or antigens could be the possible cause for this process but this has not been confirmed. In the case of other possible causes for the onset of the inflammatory process, the role of keratinocytes has also been considered as the possible producer of radical oxygen species and nitric oxide by releasing intracellularly stored interleukin 1-alpha (IL-1 alpha), which has shown to inhibit the growth of isolated hair follicles in cultures. This response from keratinocytes could originate from chemical stress produced by pollutants (hair dyes, hair treatments and the like) and UV radiation. Other keratinocytes expressing receptors for interleukin-1 (IL-1) start to engage the transcription of IL-1 responsive genes and other mediators for the recruitment of neutrophils and macrophages, both cell types being active participants of the inflammation process.

Based on all of the above, it is very clear that follicle nutrient deficiency syndrome is the final consequence of a large series of factors of which an inflammatory response (of uncertain cause) and the action of androgens (by an uncertain mechanism) are two of the most important ones. The hair follicle is such a complex structure that there must necessarily be a myriad of factors playing a part in its functions.

Composition of the Biologix Revive Hair FormulaTM.

Given the fact that alopecia is the end consequence of a very complex process, apparently caused by a possibly very large number of factors as explained before, any solution must be multi-factorial in its conception as well. Accordingly, our formula has 24 components to address these diverse factors.

●	Vitamins:
	●	Participate and/or regulate cellular growth, fatty acids production, fats and amino acids metabolism, maintain sugar levels
	●	Regulate sebaceous secretion
	●	Incorporate amino acids in the formation of keratin
	●	Participate in the metabolism and synthesis of proteins, fats and carbohydrates
	●	Hydrate the corneal strata, improving hair shaft permeability

●	Minerals:
	●	Regulate endocrines and participate in cellular integrity
	●	Work as antioxidants, immune regulators, anti-inflammatory agents
	●	Integrate and/or serve as cofactors for over 300 enzymes
	●	Anti-androgen effect
	●	Essential for the formation of pigment
	●	Participate closely in the metabolism and as division regulator of cells
	●	Perform as anti-free radicals
	●	Are indispensable in the synthesis of collagen and elastin
	●	Believed to have a strong anti-sclerosis effect

●	Drugs (two FDA approved drugs on the market over 20 years):
	●	Vasodilation
	●	Endothelium protection
	●	Immune response modulation
	●	Anti-inflammatory
	●	Improve hair color, restoring original
	●	Anti-histaminic
	●	Other benefits

Based on the concept of treating a multi-factor problem with a multi-factor solution, our scientists have designed a therapy system that has been subjectively observed by treating clinicians as effective in 80 to 85 percent of males and over 90 percent of females seeking hair regeneration therapy for FNDS. We are still working to further develop and improve our formula and expect to achieve enhanced results in approximately 12 months upon completion of the reformulation and enhancement work we are conducting with BIT&GY.

Application of the Biologix ReviveTM Hair Formula

In general, the procedure followed during the application of the Biologix ReviveTM hair formula is as follows:

●
Clinical evaluation of the patient, including a thorough clinical and family history looking for antecedents of hair loss or other hair alterations in the family, as well as patient’s exposure to risk factors.

●	General physical examination of the patient, especially of the scalp and the quality of existing hair.
●	Selection of the main formula for injection and, based on the examination and the particular characteristics of the patient, inclusion of additional substances to be combined with the formula.
●	The injections are made following these guidelines:
	●	1.5 to 2 cm apart in the scalp
	●	Clinician conducts the application from the corona (the crown of the head) toward the front of the scalp, in parallel lines from left to right
	●	3-4 mm deep
	●	0.2 ml volume per injection
	●	50 to 70 injections per session per patient
	●	Monthly injections for a duration of four to six months, depending on patient’s response
●	Following final monthly injection, two to three bimonthly injections as reinforcement
●	For maintenance, periodic injections, at minimum; preferably twice a year.

Operation of the Biologix ReviveTM Hair Formula

Based on the multi factor causality described before, this is how our formula works:

●	It attacks the problem right where it is located, 3-4 mm deep into the skin
●	Because of the multi agent composition of the formula, many simultaneous effects are produced:
	●	Inflammation is countered by triamcinolone, which is used only in alopecia areata
	●	Problems with blood flow are managed via the vasodilators that increase the quantity and pressure of blood reaching the hair follicle
	●	Because of the improved blood flow, the nutrients injected can reach the matrix of the follicle, providing the energy and the building blocks for the new hair cells to be formed.

●	In over 60% of cases, effects are seen after the first application. These effects are:
	●	Halt of hair loss
	●	Growth of new hair, which, at the beginning, may be somehow thinner than the usual hair of the client but, in time and after three to five applications, starts to grow anew and strong
	●	The new hair usually grows in the original color of the client’s hair, despite the fact that the client may already have started to grow gray hair somewhere else in his/her head.
●	Rate of success in women is over 90%
●	Rate of success in men is over 80%
●	Responses will also depend on the type of alopecia, with far better responses in the case of efluviums and alopecia areata and less in androgenic alopecia

Other Aspects of the Treatment

●	The first visit may take up to 45 minutes including the clinical history, physical exam and first application.
●	Follow-up visits include only a brief interview and the application of the injections, which in itself does not take more than twenty minutes. Total follow-up visit time: 20-30 minutes
●	Every patient needs at least four monthly applications.
●	In more severe cases two or three additional sessions may be needed.
●
Once the monthly injections are finished, the patient needs maintenance treatment, at least once (preferably twice) a year.  If some of the factors that lead to hair loss in the first place present themselves again, the client may need more frequent applications.

●
More than 3,000 clients have been attended in seven years and no side effects have been reported. In addition, in approximately 25 thousand injections, pain has never been graded by clients as over 3 on a scale of 1-10.

Markets

The size of the global market of men, women and children who wish to preempt or reverse hair loss, is demographically vast and, to a large extent immeasurable.  Accordingly, we believe that there is a very large potential market for our product, should it obtain the requisite regulatory approvals.

Experts in hair research estimate that the United States alone 31 million men and 21 million women are currently living with hair loss (alopecia). Alopecia areata, an especially aggressive form of hair loss that affects young children as well as adults, is estimated to affect 4.6 million Americans. By the age of 50, half of all men experience balding and 50% of women have begun to notice thinning hair. Extrapolating these numbers, it is apparent that the number of people living with hair loss around the world measures in the hundreds of millions. According to the International Society of Hair Restoration Surgery (ISHRS), the worldwide market for surgical hair restoration was $1.8 billion in 2010, with the US market accounting for 42.7% of that total.   According to ISHRS’s latest Practice Census Results (published July 2011), there were over 923,599 hair restoration patients worldwide in 2010 with 251,208 surgical patients, 672,391 non-surgical patients, and an average of 1.8 procedures per patient. Meanwhile, the American Academy of Family Physicians (AAFP) estimates the US market for non-surgical hair restoration treatments at over $1 billion annually. Meanwhile, The Washington Post reports that Americans spend more than $3.5 billion a year in an attempt to treat their hair loss.  Minoxidil (Rogaine®) and finasteride (Propecia®) together account for a large portion of the non-surgical market. These products are discussed further below.

Notwithstanding the vast potential market for our product, the actual market for our product will be limited to jurisdictions in which we have obtained necessary regulatory approvals or to jurisdictions where regulatory approvals are not required.  We do not anticipated obtaining regulatory approvals to market or sell our products in North America or Europe for several years.  Importantly, there is no certainty that we will obtain required approvals.  Currently, we believe that we may be able to distribute our product in certain jurisdictions outside Europe and North America by mid-2014, provided that we successfully complete our current research and development program.

Sales, Marketing and Distribution

We engage consultants in the areas of marketing in order to raise awareness and to build a network of prospective distributors for our products.  Currently, our marketing efforts are focused on identifying and educating medical professionals about Biologix Revive™ and the Biologix Hair Therapy System. Our aim is to forge regional relationships in order to effectively develop affiliate networks of medical clinics who will act as exclusive certified Biologix Hair Therapy Centers™ in various major markets around the world.  To that end, we have divided our prospective marketing territories into the following eight major regional markets:

Zone 1: North America, including Central America and the Caribbean
Zone 2: South America
Zone 3: Europe and Middle East
Zone 4: Russia, Mongolia
Zone 5: China, Japan and all of Southeast Asia
Zone 6: Australia and New Zealand
Zone 7: India, Pakistan and Afghanistan
Zone 8: Africa

Concurrently with our awareness campaign within various medical communities, we intend to expand our major markets by identifying or establishing major regional market licensees (MRM Licensees) who will assume sales and marketing responsibilities for our planned products in their respective regions.  In some cases we intend to partner with an arm's length group interested in becoming a MRM Licensee. However, unless a significant gain can be realized by partnering with such a group we intend to operate on a regional market level through a network of subsidiary companies which enjoy a tax advantageous standing based on location. For example, this is the case with Biologix Hair (South America) S.A., a wholly owned subsidiary of Biologix Barbados that is the MRM Licensee for Zone 2.  All MRM Licensees will be contracted and supervised by our wholly owned subsidiary, Biologix Barbados, which holds all intellectual property rights in Biologix ReviveTM and the Biologix Hair Therapy SystemTM.  Biologix Barbados, in coordination with management of each MRM Licensee, will be responsible to establish demographically appropriate pricing for local markets within a major regional market, and to establish and monitor standardized practice guidelines and procedures, and advertising materials and policies in accordance with local regulations.

Manufacturing

We have nominal experience in, and do not own facilities for, manufacturing any products or product candidates.  Although we intend to continue to rely on contract manufacturers to produce certain of our products for both clinical and commercial supplies, we will oversee the production of those products and do not anticipate relying on any particular contract manufacturer.

If we obtain FDA approval or approval outside the United States for our product candidates, we plan to rely on contract manufacturers to produce sufficient quantities for large-scale commercialization. These contract manufacturers will be subject to extensive government regulation. Regulatory authorities in the markets that we intend to serve require that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices as set by the FDA. In this regard, we plan to engage only contract manufacturers who have the capability to manufacture drug products in compliance with current Good Manufacturing Practices in bulk quantities for commercialization.  We also intend to safeguard our intellectual property when working with contract manufacturers by working only with manufacturers who in our estimation have a strong track record of safeguarding confidential information and who are willing to enter into agreements with us that impose upon them strict intellectual property protection measures.

Competition

The pharmaceutical and cosmeceutical industry related to the treatment of hair loss is highly diversified and competitive.  We are a development stage company and have a weak competitive position in the industry.  If any of our products receive marketing approval, they may compete against, and may be used in combination with, well-established products currently used both on and off-label in the treatment of hair loss. By the time we are able to commercialize our Biologix Revive Hair FormulaTM or any other product, the competition and potential competition for that product may be greater and more direct. There are many established companies and medical professionals engaged in the sale drugs and the practice of various therapies to treat human hair loss.  These include surgical and non-surgical solutions. We believe our Biologix Revive Hair FormulaTM will address the needs of both the surgical and non-surgical hair restoration markets.

Other participants in the hair loss treatment market include hair remedy brands such as Rogaine® and Propecia®, and surgical hair restoration practitioners.   Surgical hair restoration consists of a variety of medical hair restoration treatments designed to reduce hair loss. These include hair transplants, flap surgery, scalp reduction and scalp expansion.  With respect to non-surgical hair restoration, the two most prominent FDA approved treatments are minoxidil and finasteride.  Minoxidil is marketed as Rogaine® by Johnson and Johnson Inc.  Finasteride is marketed as Propecia® by Merck & Co., Inc. These two products can be effective in hair loss prevention and may grow new hair. However, once a patient begins using Rogaine® or Propecia®, he or she must continue to use the products indefinitely. Upon suspension of drug use, any new hair grown as a result of the treatments will likely fall out. A range of mild to severe side effects are commonly associated with the use of Rogaine® or Propecia®.

Rogaine® (Minoxidil) was introduced in 1988 as the first drug approved for baldness by the FDA. It has been available over the counter (“OTC”) since its launch.  Minoxidil remains the only product available without a prescription that has been approved by the FDA as a proven treatment against hair loss. No longer under patent, Minoxidil is now marketed in a number of other shampoos and topical treatments. Meanwhile, Propecia® (Finasteride) remains the only FDA approved prescription drug on the market.  Propecia accounts for approximately 54% of the overall non-surgical hair loss remedy market. Patent protection for Propecia® lasts through 2013.

In additional to the foregoing products, a number of niche hair loss treatments are also available to consumers, including copper peptides solutions, low-level laser therapy, homeopathic remedies, and hyperbaric oxygen therapy.  However, evidence of the benefit or safety of the majority of such alternative treatments is limited.

We expect to compete with the above described products on, among other things, the safety and efficacy of our products. Competing successfully will depend on our continued ability to attract and retain skilled and experienced personnel; to identify, secure the rights to and develop pharmaceutical and cosmeceutical products and compounds; to obtain regulatory approval of those products and compounds, and to exploit these products and compounds commercially before others are able to develop competing products.

Research and Development

Development of the Biologix Revive Hair FormulaTM and the Biologix Hair Therapy SystemTM was initiated in Colombia, South America by Dr. Guillermo Duran, the inventor of the original formula in 1992.  Between mid-2004 and late 2011, more than 30,000 treatments of Biologix ReviveTM were administered to 5,000-plus patients by a select private consortium of medical clinicians located in South American jurisdictions where regulatory approval was not required.  The participating treatment clinicians subjectively observed and reported positive results for retention of healthy hair and for hair regeneration, including among alopecia areata patients. No side effects were reported.  Based on this experience, we intend to optimize the formulation for mass production, storage and shipping and to conduct pre-clinical and clinical research to demonstrate to the relevant regulatory authorities, including the United States FDA, that the product is safe and effective for these uses.

In its current formulation, the various components of Biologix ReviveTM must be mixed together shortly before the time of treatment.  Therefore, on July 3, 2012, our subsidiary Biologix Barbados entered into a research and development agreement with BIT&GY, a laboratory affiliated with the Beijing Institute of Technology.  Pursuant to the agreement, we have engaged BIT&GY to conduct research and development of Biologix ReviveTM in order to unify the various components of the current formula into a single formulation that has been tested for consistency at various temperatures, thus creating a predictable and reliable matrix for industrial manufacture, long term storage, and transport.  BIT&GY will also conduct extensive controlled testing in accord with the requirements of the FDA, Health Canada and the EMA in preparation for our anticipated pre-clinical and clinical trials.  The consideration payable to BIT&GY’s for its services is $1,100,000.  To date, Biologix Barbados has paid $785,500 to BIT&GY in accordance with the agreement.  The balance is payable in installments upon the completion of certain project milestones.  Biologix Barbados may terminate the agreement upon 30 days written notice.

Government Regulations

Our current and future operations and research and development activities are or will be subject to various laws and regulations in the countries in which we conduct or plan to conduct our business, including but not limited to the United States, Canada, and the European Union. These laws and regulations govern the research, development, sale and marketing of pharmaceuticals, taxes, labor standards, occupational health and safety, toxic substances, chemical products and materials, waste management and other matters relating to the pharmaceutical and cosmeceutical industries. We may require permits, registrations or other authorizations to maintain our operations and to carry out our future research and development activities, and these permits, registrations or authorizations will be subject to revocation, modification and renewal.

Governmental authorities have the power to enforce compliance with lease conditions, regulatory requirements and the provisions of required permits, registrations or other authorizations, and violators may be subject to civil and criminal penalties including fines, injunctions, or both. The failure to obtain or maintain a required permit may also result in the imposition of civil and criminal penalties, and third parties may have the right to sue to enforce compliance.

We expect to be able to comply with all applicable laws and regulations and do not believe that such compliance will have a material adverse effect on our competitive position. We have obtained and intend to obtain all permits, licenses and approvals required by all applicable regulatory agencies to maintain our current operations and to carry out our future research and development activities. We are not aware of any material violations of permits, licenses or approvals issued with respect to our operations, and we believe that we will continue to comply with all applicable laws and regulations.

Pharmaceutical Regulatory Regimes

Regulation by governmental authorities in the United States and other countries is a significant factor in the development, manufacture and marketing of pharmaceuticals. All of our product candidates will require regulatory approval by governmental agencies prior to commercialization. In particular, our products candidates are subject to rigorous pre-clinical testing and clinical trials and other premarketing approval requirements of the FDA and regulatory authorities in other countries. Various federal, state and foreign statutes and regulations govern or affect the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. When and if we obtain regulatory approval for any of our product candidates, the approval may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed, promoted and advertised. Further, approved pharmaceuticals and manufacturers are subject to ongoing review and previously unknown problems may be discovered that may result in restrictions on the manufacture, sale or use of approved pharmaceuticals or their withdrawal from the market.

Pre-Clinical Studies

Before testing any compounds with potential therapeutic value in human subjects in the United States, stringent governmental requirements for pre-clinical data must be satisfied. Pre-clinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation. Pre-clinical testing results obtained from these studies, including tests in several animal species, are submitted to the FDA as part of an investigational new drug application (and “IND Application”) and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for initial trials in human volunteers.

Clinical Trials

If a company wants to conduct clinical trials in the United States to test a new drug in humans, an IND Application must be prepared and submitted to the FDA. The IND Application becomes effective if not rejected or put on clinical hold by the FDA within 30 days of filing the application. In addition, an Institutional Review Board must review and approve the trial protocol and monitor the trial on an ongoing basis. The FDA may, at any time during the 30-day review period or at any time thereafter, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials may commence or recommence without FDA authorization, and then only under terms authorized by the FDA. The IND Application process can result in substantial delay and expense.

Clinical Trial Phases

Clinical trials typically are conducted in three sequential phases, Phases I, II and II, with Phase IV trials potentially conducted after marketing approval is obtained. These phases may be compressed, may overlap or may be omitted in some circumstances.

●
Phase I clinical trials: After an IND Application becomes effective, Phase I human clinical trials can begin. These trials evaluate a drug’s safety profile and the range of safe dosages that can be administered to healthy volunteers or patients, including the maximum tolerated dose that can be given to a trial subject. Phase I trials also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action.

●
Phase II clinical trials: Phase II clinical trials are generally designed to establish the optimal dose, to evaluate the potential effectiveness of the drug in patients who have the target disease or condition and to further ascertain the safety of the drug at the dosage given in a larger patient population.

●
Phase III clinical trials: In Phase III clinical trials, the drug is usually tested in a controlled, randomized trial comparing the investigational new drug to a control (which may be an approved form of therapy) in an expanded and well-defined patient population and at multiple clinical sites. The goal of these trials is to obtain definitive statistical evidence of safety and effectiveness of the IND regime as compared to control in defined patient populations with a given disease and stage of illness.

New Drug Application

After completion of clinical trials, if there is substantial evidence that the drug is both safe and effective, a New Drug Application is prepared and submitted for the FDA to review. The new drug application must contain all of the essential information on the drug gathered to that date, including data from pre-clinical studies and clinical trials, and the content and format of a new drug application must conform with all FDA regulations and guidelines. Accordingly, the preparation and submission of a new drug application is an expensive and major undertaking for a sponsor.

The FDA reviews all new drug applications submitted before it accepts them for filing and may request additional information from the sponsor rather than accepting a new drug application for filing. In such an event, the new drug application must be submitted with the additional information and, again, is subject to review before filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the new drug application. By law, the FDA has 180 days in which to review the new drug application and respond to the applicant. The review process is often significantly extended by the FDA through requests for additional information and clarification. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved and the scope of any approval. The FDA is not bound by the recommendation, but gives great weight to it. If the FDA evaluations of both the new drug application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be satisfied in order to secure final approval. If the FDA’s evaluation of the new drug application submission or manufacturing facility is not favorable, the FDA may refuse to approve the new drug application or issue a not approvable letter.

Other Regulatory Requirements

Any products we manufacture or distribute under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with current Good Manufacturing Practices, or cGMP, regulations which impose procedural and documentation requirements upon us and each third-party manufacturer we utilize.

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.   The FDA’s policies may change and additional government regulations may be enacted which could prevent or delay regulatory approval of our Biologix Hair Revive FormulaTM or any of our future product candidates. We cannot predict the likelihood, nature or extent of adverse governmental regulations that might arise from future legislative or administrative action, either in the United States or abroad.

European Union

Clinical Trials

In common with the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls. The regulatory controls on clinical research in the European Union are now largely harmonized following the implementation of the Clinical Trials Directive 2001/20/EC, or CTD. Compliance with the national implementations of the CTD has been mandatory since May 1, 2004. However, variations in member state regimes continue to exist, particularly in the small number of member states that have yet to implement the CTD fully.

All member states currently require regulatory and independent ethics committee approval of interventional clinical trials. European regulators and ethics committees also require the submission of adverse event reports during a study and a copy of the final study report.

Marketing Authorization

In the European Union, approval of new medicinal products can be obtained through the mutual recognition procedure or the centralized procedure. The mutual recognition procedure entails initial assessment by the national authorities of a single member state and subsequent review by national authorities in other member states based on the initial assessment. The centralized procedure requires the submission of a single Marketing Authorization Application (a “MAA”) to the EMA leading to an approval that is valid in all European Union member states. It is required for certain medicinal products, such as biotechnology products and certain new chemical entities, and is optional, or available at the EMA’s discretion, for other new chemical entities or innovative medicinal products with novel characteristics.

Under the centralized procedure, a MAA is submitted to the EMA. Two European Union member states are appointed to conduct an initial evaluation of each MAA. These countries each prepare an assessment report, which are then used as the basis of a scientific opinion of the Committee for Medicinal Products for Human Use. If this opinion is favorable, it is sent to the European Commission which drafts a decision. After consulting with the member states, the European Commission adopts a decision and grants a marketing authorization, which is valid throughout the European Union and confers the same rights and obligations in each of the member states as a marketing authorization granted by that member state.

The European Union expanded its membership by ten states in May 2004. Two more countries joined on January 1, 2007. Several other European countries outside of the European Union, particularly those intending to accede to the European Union, accept European Union review and approval as a basis for their own national approval.

Advertising

In the European Union, the promotion of prescription medicines is subject to intense regulation and control, including a prohibition on direct-to-consumer advertising. Some jurisdictions require that all promotional materials for prescription medicines be subjected to either prior internal, or regulatory review and approval.

Other Regulatory Requirements

If a marketing authorization is granted for our products in the European Union, the holder of the marketing authorization will be subject to ongoing regulatory obligations. A holder of a marketing authorization for our products is legally obliged to fulfill a number of obligations by virtue of its status as a Marketing Authorization Holder (a “MAH”). While the associated legal responsibility and liability cannot be delegated, the MAH can delegate the performance of related tasks to third parties, provided that this delegation is appropriately documented. A MAH can therefore either ensure that it has adequate resources, policies and procedures to fulfill its responsibilities, or can delegate the performance of some or all of its obligations to others, such as distributors or marketing partners.

The obligations of a MAH include:

●
Manufacturing and Batch Release: MAH’s should guarantee that all manufacturing operations comply with relevant laws and regulations, applicable good manufacturing practices, the product specifications and manufacturing conditions set out in the marketing authorization and that each batch of product is subject to appropriate release formalities.

●
Pharmacovigilance: MAH’s are obliged to monitor the safety of products post-approval and to submit to the regulators safety reports on an expedited and periodic basis. There is an obligation to notify regulators of any other information that may affect the risk benefit ratio for the product.

●
Advertising and Promotion: MAH’s remain responsible for all advertising and promotion of their products in the relevant jurisdiction, including promotional activities by other companies or individuals on their behalf. Some jurisdictions require that a MAH subject all promotional materials to either prior internal or regulatory review and approval.

●
Medical Affairs/Scientific Service: MAH’s are required to have a function responsible for disseminating scientific and medical information on their medicinal products, predominantly to healthcare professionals, but also to regulators and patients.

●
Legal Representation and Distributor Issues: MAH’s are responsible for regulatory actions or inactions of their distributors and agents, including the failure of distributors to provide a MAH with safety data within a timeframe that allows the MAH to fulfill its reporting obligations.

●
Preparation, Filing and Maintenance of the Application and Subsequent Marketing Authorization: MAH’s have general obligations to maintain appropriate records, to comply with the marketing authorization’s terms and conditions, to submit renewal applications and to pay all appropriate fees to the authorities. There are also general reporting obligations, such as an obligation to inform regulators of any information that may lead to the modification of the marketing authorization dossier or product labeling, and of any action to suspend, revoke or withdraw an approval or to prohibit or suspend the marketing of a product.

We may hold marketing authorizations for our products in our own name, or appoint an affiliate or a collaboration partner to hold the marketing authorization on our behalf. Any failure by a MAH to comply with these obligations may result in regulatory action against the MAH and its approvals and ultimately threaten our ability to commercialize our products.

Approvals Outside of the United States and the European Union

We will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our products. Whether or not FDA approval or European marketing authorization has been obtained, approval of a product by the comparable regulatory authorities of other foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval or a European marketing authorization. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country.

Employees

As of the date of this annual report, we have four full-time or part-time employees. We also currently engage independent contractors in the areas of accounting, legal and auditing services, corporate finance, marketing and business development, and product research and development. We plan to engage independent contractors in the areas of clinical trial data management.  Ronald Holland, our president, chief executive officer and director, Lilia Roberts, our chief financial officer, secretary, treasurer and director, provide their services to us without remuneration on a non-exclusive basis. There are no agreements between us and Mr. Holland or Ms. Roberts regarding their services. The remuneration paid to our officers and directors is more completely described elsewhere in this annual report in the “Executive Compensation” section.

We expect to double the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed.

Intellectual Property

Our success will depend in part on our ability to protect our products and product candidates by obtaining and maintaining a strong proprietary position both in the United States and in other countries. To develop and maintain our proprietary position, we will rely on patent protection, regulatory protection, trade secrets, know-how, continuing technological innovations and licensing opportunities.

The patent positions of pharmaceutical or cosmeceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the products or product candidates we develop, license or acquire will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or challenged and found to be unenforceable or invalid. In limited instances, patent applications in the United States and certain other jurisdictions are maintained in secrecy until a patent is issued, and since the publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention or in opposition proceedings in a foreign patent office, any of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that a court of competent jurisdiction would hold any patents, if issued, valid. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology. To the extent prudent, we intend to bring litigation against third parties that we believe are infringing our patents.

We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology or that we can meaningfully protect our trade secrets. However, we believe that the substantial costs and resources required to develop technological innovations will help us protect our products.

It is our policy to require our employees, consultants, contractors, or scientific and other advisors, to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. These agreements provide that all inventions related to our business that are conceived by the individual during the course of our relationship shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Domain Names

We have registered and own the domain name of our website www.biologixhair.com.

Copyright

We own the common law copyright in the contents of our website www.biologixhair.com

Trademarks

We own the common law trademark rights in our corporate name, product names, and associated logos.  Additionally, in January 13, 2012 we filed applications to register the following trademarks with the U.S. Patent and Trademark Office:

1. Biologix Hair Science Ltd.™

2. Biologix Hair Therapy System™

3. Biologix Hair Therapy Center™

4. Certified Biologix Hair Therapist™

The various marks for which application have been submitted cover various products and services that we intend to offer in conjunction with the Biologix Hair Therapy System™.  All trademarks, except the Certified Biologix Hair Therapist™ trademark, cover the following classification of goods and services:

●	Class 3: Hair and scalp lotions; preparations for the deep cleansing and exfoliation of the hair and scalp; soap.

●	Class 5: Preparations for the treatment of alopecia and hair loss; preparations to promote hair growth.
●	Class 41: Training services in the field of hair loss prevention and regeneration services, hair increasing and hair growth treatments
●
Class 44: Providing information about hair loss protection, hair growth, and hair increasing; Providing advice and information on hair loss protection, hair growth, and hair increasing; Providing advice and information on scalp health; hair loss prevention and regeneration services; Providing hair increasing treatment.

Patents

On May 11, 2012, through our wholly owned subsidiary, Biologix Barbados, we filed a Patent Cooperation Treaty (PCT) application for our proprietary Biologix Revive Hair FormulaTM.  The PCT is an international treaty, administered by the World Intellectual Property Organization (WIPO) to which 144 countries have as of now contracted. The PCT makes it possible to seek patent protection for an invention simultaneously in these many countries by filing a single ‘international’ patent application, in one language, rather than individually with each separate national or regional patenting authority. Nonetheless, the actual granting of patents remains under the control of the national or regional patent offices in what is called the “national phase.”

After an application is filed with the receiving office, an International Searching Authority (ISA) identifies previously published documents that may influence patentability of an invention and publishes a written “International Preliminary Report on Patentability.” This report offers a preliminary assessment of patentability, upon which Biologix will be allowed to respond or amend the application for further examination and final determination.

At the end of 18 months post-filing, the application is published by WIPO so that it becomes available to the world. An International Preliminary Examining Authority (IPEA) (one of the world’s major patent offices) may, at the applicant’s request, carry out an additional patentability analysis, usually on an amended version of the application. The IPEA will issue a “preliminary and non-binding opinion” on novelty and applicability of the subject of the application.

Once this PCT procedure has been completed, within 30 months from the original filing date the applicant may pursue the grant of patents directly before national or regional patent offices of the countries in which patents are desired.  Review and approval by such national or regional locations may take up to two years.

Item 1A.       Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled Forward Looking Statements above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Risks Related To Our Business

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated into this annual report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a limited operating history with significant losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations and, as at December 31, 2012, have incurred a deficit of $25,499,215since our inception on October 4, 2011. We have not generated any revenues since our inception and do not anticipate that we will generate revenues which will be sufficient to sustain our operations. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful research and development, regulatory approval and commercialization of our planned products. We may not be able to successfully achieve any of these requirements or ever become profitable.

There is doubt about our ability to continue as a going concern due to recurring losses from operations, accumulated deficit and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended December 31, 2012 with respect to their doubt about our ability to continue as a going concern. As discussed in Note 1 to our consolidated financial statements for the year ended December 31, 2012, we have incurred a net loss of $25,499,215since inception and have no source of revenue.  The continuity of our company’s future operations is dependent upon its ability to obtain financing and profitable operations from its establishment of Hair Therapy Centers.  These conditions raise substantial doubt about our company’s ability to continue as a going concern.  Our company intends to continue relying upon the issuance of equity securities to finance is operations.  However there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved.   The likely outcome of these future events is indeterminable.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should our company cease to continue as a going concern.

Our inability to complete our research and development projects in a timely manner could have a material adverse effect of our results of operations, financial condition and cash flows.

If our research and development projects are not completed in a timely fashion we could experience:

●	substantial additional to obtain a marketable product;
●	additional competition resulting from competitors in the market to treat human hair loss;
●	delay in obtaining future inflow of cash from financing or partnership activities;
●	delay in our ability to commence pre-clinical trials and, ultimately, to seek regulatory approval of our product in markets of major significance;

any of which could have a material adverse effect of our results of operations, financial condition and cash flows.

We may not be able to secure additional financing to meet our future capital needs due to changes in general economic conditions.

We anticipate needing significant capital to fulfill our contractual obligations, complete the research and development of our planned products, obtain regulatory approval of our products, and execute our business plan, generally.   We may use capital more rapidly than currently anticipated and incur higher operating expenses than currently expected, and we may be required to depend on external financing to satisfy our operating and capital needs. We may need new or additional financing in the future to conduct our operations or expand our business. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity to satisfy working capital requirements and for general corporate purposes. We may be unable to secure debt or equity financing on terms acceptable to us, or at all, at the time when we need such funding. If we do raise funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced, and the securities that we issue may have rights, preferences or privileges senior to those of the holders of our common stock or may be issued at a discount to the market price of our common stock which would result in dilution to our existing stockholders. If we raise additional funds by issuing debt, we may be subject to debt covenants, which could place limitations on our operations including our ability to declare and pay dividends. Our inability to raise additional funds on a timely basis would make it difficult for us to achieve our business objectives and would have a negative impact on our business, financial condition and results of operations.

Our business and operating results could be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate skilled scientists and professionals and adequate funds in a timely manner.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have not achieved revenues and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history and must be considered in the development stage. Our success is significantly dependent on the successful research, development and regulatory approval of our planned products, which cannot be guaranteed. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to complete the research and development of our products, to obtain regulatory approval for our products, and/or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and in any country where we conduct business.  There can be no assurance that we or our independent distributors will be in compliance with all of these regulations.  A failure by us or our distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for us or our principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to us or our principals.  In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales, and may adversely affect the marketing of our products, resulting in decreases in revenues.

We will be dependent on a limited number of independent suppliers and manufacturers of our planned products, which may affect our ability to deliver our products in a timely manner.  If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenues may decrease.

We intend to rely entirely on a limited number of third parties to supply and manufacture our planned products.

These third party manufacturers may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services.  The failure to meet any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our independent distributors and customers.  In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources.  There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis.  An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline.

We face significant competition from existing suppliers of products similar to ours.  If we are not able to compete with these companies effectively, we may not be able to achieve profitability.

We face intense competition from numerous resellers, manufacturers and wholesalers of hair growth therapies, including retail, online and mail order providers.  We consider the significant competing products in the U.S. market for Biologix branded products to be Rogaine®, Propecia®, various surgical hair restoration options, as well as a number of herbal or technological solutions for male and female baldness.  Many of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours and better access to capital than us.  We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products.  Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales.  In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

Our products may not meet health and safety standards or could become contaminated.

We and our contractors have adopted various quality, environmental, health and safety standards.  We will not have control over all of the third parties involved in the future manufacturing of our products and their compliance with government health and safety standards.  Even if our planned products meet these standards they could otherwise become contaminated.  A failure to meet these standards or contamination could occur in our operations or those of our manufacturers, distributors, or suppliers.  This could result in expensive production interruptions, recalls and liability claims.  Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls.  Any of these failures or occurrences could negatively affect our business and financial performance.

The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury.  Although we will take measures to ensure that our planned products are safe for use, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences.

Although once we are able to sell our products we plan to maintain product liability insurance, it may not be sufficient to cover all product liability claims and such claims that may arise, could have a material adverse effect on our business.  The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our senior management from the operation of our business.  Even if we successfully defend a liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.

Any product liability claim may increase our costs and adversely affect our revenues and operating income.  Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future.  In addition, any planned product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

The success of our business will depend upon our ability to create brand awareness.

The market for hair growth and restoration is already highly competitive, with many well-known brands leading the industry.  Our ability to compete effectively and generate revenue will be based upon our ability to create awareness of our products distinct from those of our competitors.  It is imperative that we are able to convey to consumers the efficacy of our products.  However, advertising and packaging and labeling of such products will be limited by various regulations.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our commercial success will depend, in part, on obtaining and maintaining patent protection, trade secret protection and regulatory protection of our technologies and product candidates as well as successfully defending third-party challenges to such technologies and candidates. We will be able to protect our technologies and product candidates from use by third parties only to the extent that valid and enforceable patents, trade secrets or regulatory protection cover them and we have exclusive rights to use them. The ability of our licensors, collaborators and suppliers to maintain their patent rights against third-party challenges to their validity, scope or enforceability will also play an important role in determining our future.

The patent positions of pharmaceutical and cosmeceutical companies can be highly uncertain and involve complex legal and factual questions that include unresolved principles and issues. No consistent policy regarding the breadth of claims allowed regarding such companies’ patents has emerged to date in the United States, and the patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict with any certainty the range of claims that may be allowed or enforced concerning our patents.

We may also rely on trade secrets to protect our technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we seek to protect confidential information, in part, through confidentiality agreements with our consultants and scientific and other advisors, they may unintentionally or willfully disclose our information to competitors. Enforcing a claim against a third party related to the illegal acquisition and use of trade secrets can be expensive and time consuming, and the outcome is often unpredictable. If we are not able to maintain patent or trade secret protection on our technologies and product candidates, then we may not be able to exclude competitors from developing or marketing competing products, and we may not be able to operate profitability.

If we are the subject of an intellectual property infringement claim, the cost of participating in any litigation could cause us to go out of business.

There has been, and we believe that there will continue to be, significant litigation and demands for licenses in our industry regarding patent and other intellectual property rights. Although we anticipate having a valid defense to any allegation that our current product, production methods and other activities infringe the valid and enforceable intellectual property rights of any third parties, we cannot be certain that a third party will not challenge our position in the future. Other parties may own patent rights that we might infringe with our products or other activities, and our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. These parties could bring claims against us that would cause us to incur substantial litigation expenses and, if successful, may require us to pay substantial damages. Some of our potential competitors may be better able to sustain the costs of complex patent litigation, and depending on the circumstances, we could be forced to stop or delay our research, development, manufacturing or sales activities. Any of these costs could cause us to go out of business.

Our products will be required to undergo a time-consuming, costly and burdensome pre-market approval process, and if we are unable to obtain regulatory approval for our products we may never become profitable.

Any products that we may develop will be subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. In the United States, for example, the prospective products that we intend to market and distribute are regulated by the FDA under its development and review process. Before such products can be marketed, we must obtain clearance from the FDA by submitting an application, then by successfully completing testing under clinical trials.

The time required to obtain approvals for our products from the FDA and other agencies in foreign locales with similar processes is unpredictable. We expect to be able to accelerate the approval process and to increase the chances of approval by using existing and approved drugs as the basis for our own technology.  However, we cannot guarantee that our expectations will be realized, and there is no assurance that we will ever receive regulatory approval to use our proprietary substances, methods and processes. If we do not obtain such regulatory approval, we may never become profitable.

Our clinical trials may fail to adequately demonstrate the safety and efficacy of our products, which could force us to abandon our business plan.

Before obtaining regulatory approval for the commercial sale of any of our products in the U.S. or Europe, among other jurisdictions, we must demonstrate through testing and clinical trials that our product is both safe and effective for use in the target indication. Clinical trial results are inherently difficult to predict, and the results we have obtained or may obtain from third-party trials or from our own trials may not be indicative of results from future trials. We may also suffer significant setbacks in advanced clinical trials even after obtaining promising results in earlier studies.

Although we intend to modify any of our protocols in ongoing studies to address any setbacks, there can be no assurance that these modifications will be adequate or that these or other factors will not have a negative effect on the results of our clinical trials. This could significantly disrupt our efforts to obtain regulatory approvals and commercialize our products in the U.S. candidates. Furthermore, we may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable safety risk to patients, either in the form of undesirable side effects or otherwise. If we cannot show that our products are both safe and effective in clinical trials, we may be forced to abandon our business plan.

Risks Relating to Ownership of Our Securities

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the Over-the-Counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

●	variations in our operating results;

●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

●	changes in operating and stock price performance of other companies in our industry;

●	additions or departures of key personnel; and

●	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our common shares may become thinly traded and you may be unable to sell at or near ask prices, or at all.

We cannot predict the extent to which an active public market for trading our common stock will be sustained. Although the trading volume of our common shares increased significantly recently, it has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing our common shares at or near bid prices at certain given time may be relatively small or non-existent.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume.  Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We do not anticipate paying any cash dividends to our common shareholders.

We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our board of directors. We presently intend to retain all earnings after paying the interest for the preferred stock, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

If we are listed on the Over-the-Counter Bulletin Board quotation system, our common stock is subject to “penny stock” rules which could negatively impact our liquidity and our shareholders’ ability to sell their shares.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board. We must comply with numerous NASDAQ MarketPlace rules in order to maintain the listing of our common stock on the Over-the-Counter Bulletin Board. There can be no assurance that we can continue to meet the requirements to maintain the quotation on the Over-the-Counter Bulletin Board listing of our common stock. If we are unable to maintain our listing on the Over-the-Counter Bulletin Board, the market liquidity of our common stock may be severely limited.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders; however, we are prepared to give such indemnification to our directors and officers to the extent provided for by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our business is subject to changing regulations related to corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We will incur increased costs and compliance risks as a result of becoming a public company.

As a public company, we will incur significant legal, accounting and other expenses that Biologix Florida did not incur as a private company prior to the Financing and Exchange.

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA.  We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 1B.       Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.          Properties

Our corporate office is located at 82 Avenue Road, Toronto, Ontario, Canada. The telephone number at our corporate office is 647-344-5900.  Our office is approximately 2230 square feet and we pay $16,000 per month for the use of the space.  We occupy the space pursuant to a lease agreement between Biologix Canada and Tom David dated December 15, 2011.  The term of the lease is 2 years beginning on January 1, 2012 and ending on December 31, 2013.  The lease is prepaid through December 31, 2013.  We have the option to renew the lease for an additional period of 2 years upon the same terms, subject to adjustment for inflation.

We also maintain a 3,081 square foot office space located at Tower 1- 1959 Upper Water Street, Halifax, Nova Scotia, Canada.  We pay $4,749.88 per month for use of the space pursuant to a Lease Agreement dated July 1, 2012 between Biologix Canada and PSS Investments I Inc., TPP Investments I. Inc., The Great-West Life Assurance Company and London Life Insurance Company.  The term of the lease is 3 years beginning on July 1, 2012 and ending on June 30, 2015.

Item 3.         Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.          Mine Safety Disclosures

Not applicable.

PART II

Item 5.          Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was originally quoted under the symbol “TGPO” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Effective January 28, 2013 our stock symbol changed to “BLGX” to better reflect our name.  As of the date of this annual report there have been no trades of our common stock.

As of April 15, 2013, there were 56,630,000 of common stock issued and outstanding held by approximately 31 stockholders of record of our company's common stock.

Stock Option Plan

On January 23, 2012 our directors approved the adoption of the 2013 Stock Option Plan which permits our company to issue up to 5,000,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2013 Stock Option Plan.

Stock Option Grants

During the fiscal year ended December 31, 2012, our company granted 1,620,000 stock options to employees, directors and consultants of our company, entitling the holders to purchase common shares of our company for proceeds of $0.25 per common share expiring June 1, 2017.  These options were vested immediately upon granting.  The fair value of the options, estimated using Black-Scholes Options Pricing Model, was $962,528.  This amount has been expensed as stock based compensation during the fiscal year ended December 31, 2012.  All 1,620,000 stock options were cancelled prior to December 31, 2012 in relation to the reverse acquisition with T & G Apothecary, Inc.

Warrants

Pursuant to the convertible promissory note assignment agreement with Unionashton dated October 1, 2012, our company has granted Unionashton warrants to purchase an aggregate of 1,155,829 shares of our company’s common share exercisable for a 5 year period at the price of $1 per share.  All warrants are outstanding as at December 31, 2012.

Dividend Policy

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

Securities Authorized for Issuance under Equity Compensation Plans

We did not issue any securities under any equity compensation plan as of April 15, 2013.

Recent Sales of Unregistered Securities

On January 9, 2013, we issued 26,430,000 shares of our common stock to 44 shareholders of Biologix Florida as part of the closing of the share exchange agreement in exchange for all of the shares of Biologix Florida.  The number of our shares issued to the Biologix Florida shareholders was determined based on an arms-length negotiation. The issuances of our shares to the Biologix Florida shareholders were made in reliance on the exemption provided by Section 4(2) and Regulation S of the Securities Act.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2012.

Item 6.          Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended December 31, 2012 and December 31, 2011 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 26 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the Year ended December 31, 2012 and Period From Inception on October 4, 2011 through December 31, 2012

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the periods ended December 31, 2012 and December 31, 2011.

Our operating results for the years ended December 31, 2012 and December 31, 2011 and for the period from October 4, 2011 (date of inception) to December 31, 2012 are summarized as follows:

	Year Ended	Year Ended	Cumulative from inception October 4, 2011 to,
	December 31,	December 31,	December 31,
	2012	2011	2012

Operating Expenses	$25,602,232	$131,371	$25,733,603
Other Comprehensive Income	$6,087	$-	$6,087
Deferred income tax recovery	234,388	-	234,388
Comprehensive Loss for the Period	$(25,361,757)	$(131,371)	$(25,493,128)

Expenses

Our operating expenses for the years ended December 31, 2012 and December 31, 2011 and for the period from October 4, 2011 (date of inception) to December 31, 2012 are outlined in the table below:

	Year Ended	Year Ended	Cumulative from inception October 4, 2011 to,
	December 31,	December 31,	December 31,
	2012	2011	2012

General and administrative	$4,512,753	$105,753	$4,618,506
Professional fees	$258,993	$25,618	$284,611
In-Process Research and Development	18,679,530		18,679,530

Interest expense	$2,150,956	$-	$2,150,956

Equity Compensation

We currently do not have any equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	December 31, 2012	December 31, 2011

Current Assets	$384,070	$1,581,225
Current Liabilities	$8,217,960	$1,417,606
Working Capital (deficit)	$(7,833,890)	$163,619

Cash Flows
	Year Ended December 31,	Year Ended December 31,	Cumulative from inception October 4, 2011 to Year Ended December 31,
	2012	2011	2012

Net Cash Provided by (Used in) Operating Activities	$(3,541,025)	$(664,504)	$(4,205,529)
Net Cash Provided by Financing Activities	$5,890,000	$927,600	$6,817,600
Net Cash Provided by (Used in) Investing Activities	$(2,509,724)	$(44,680)	$(2,554,404)
Currency translation adjustment	6,088		6,088
Increase (Decrease) in Cash during the Period	$(154,661)	$218,416	$63,755
Cash and Cash Equivalents, End of Period	$63,755	$218,456	$63,755

As of December 31, 2012, our company had a working capital deficit of $7,833,890.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in travel industry and continually maintain effective cost control in operations.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, in the event that we succeed in bringing our planned products to market.

Cash Requirements

Over the next 12 months we intend to carry on business as a development stage pharmaceutical and cosmeceutical company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Fulfill contractual obligations pursuant to Intellectual Property Purchase and Sale Agreement and Convertible Grid Promissory Note with Hair Research and Science Est.	$6,640,000
Research and development: Reformulation of Revive Hair Formula:	$575,000
Consulting and management fees	$800,000
Professional fees	$150,000
Rent	$135,000
Travel and marketing	$300,000
Other general administrative expenses	$400,000
Total	$9,000,000

We will require additional funds of approximately $9,000,000 to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Going Concern

There is significant doubt about our ability to continue as a going concern.

Our company has incurred a net loss of $25,493,215 for the period from inception on October 4, 2011 to December 31, 2012 and has no source of revenue.  The continuity of our future operations is dependent upon our ability to obtain financing and upon future acquisition, successful research, development, and regulatory approval of our planned products, and development of profitable operations from the establishment of Hair Therapy Centers. These conditions raise substantial doubt about our ability to continue as a going concern.  We intend to continue relying upon the issuance of equity securities to finance our operations.  However there can be no assurance we will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should we cease to continue as a going concern.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Basis of Presentation and Consolidation

The annual consolidated financial statements include the accounts of our company and our wholly owned subsidiaries, Biologix Hair (Canada) Inc. (Biologix Canada, formerly Cranium) and Biologix Hair Science Ltd. (Biologix Barbados), and Biologix Barbados’s wholly owned subsidiaries Biologix Hair Panama S.A. and Biologix Hair South America. Biologix Hair (Hong Kong) Limited, a company incorporated under the laws of Hong Kong, Biologix Canada, a company incorporated under the Canada Business Corporations Act., has been consolidated effective the date of its acquisition on November 1, 2011. Biologix Barbados and its wholly owned subsidiaries has been consolidated effective April 30, 2012.

These financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).  All significant inter-company transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2012, our company has cash and cash equivalents in the amount of $63,755 (December 31, 2011 - $218,416), which are over the federally insured limit. As at December 31, 2012 and December 31, 2011, our company has $Nil cash equivalents.

Deferred Cost

The consideration commitment on the Intellectual Property License with BHSL are deferred until the completion of the due diligence at which time the cost will be charged to operations as In-process Research and Development expense.

Website Development Costs

In accordance with ASC 350-50, “Website Development Costs”, our company capitalizes qualifying website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years, the expected period of benefit.  Fees incurred for website hosting are expensed over the period of the benefit.  Costs of operating a website are expensed as incurred.

Property and Equipment

Property and equipment consists of computer equipment, furniture and equipment and leasehold improvements which are carried at cost, net of accumulated depreciation and impairment loss. Amortization is recorded on the straight line method at the following rates:

Furniture and equipment	3 years
Leasehold improvements	2 years
Computer equipment	2 years

Amortization will commence once the property and equipment is put in use. The property and equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to our company.

Acquired In-Process Research and Development

In accordance with ASC 730-10, the initial costs of rights to acquired IPR&D projects acquired in an asset acquisition are expensed as IPR&D unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development collaboration agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical products. The fair value of IPR&D projects acquired in a business are capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as definite-lived intangible assets, or discontinuation, at which point the intangible asset will be written off. Development costs incurred after the acquisition are expensed as incurred. Indefinite- and definite-lived assets are subject to impairment reviews.

Stock-Based Compensation

Our company adopted ASC Topic 718-10, Compensation - Stock Compensation - Overall, to account for our stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC Topic 718-10 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Warrant Issuance and Note Conversion Feature

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. Our company recorded the allocated value of the warrants at the time of issuance as additional paid-in capital and as a debt discount to the notes. Our company amortized the debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrants with the convertible notes, a beneficial conversion option is recorded as a debt discount reflecting the incremental conversion option intrinsic value of the conversion option provided to the holders of the notes. Our company also amortized this debt discount as interest expense over the life of the notes. The intrinsic value of each conversion option was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the number of shares into which the note is convertible.

Foreign Currency Translation

Our company’s functional currency and presentation currency is the U.S. dollars. Biologix Canada’s functional currency is Canadian dollars. BHSL, Biologix HK, Biologix Panama and Biologix South America’s functional currency are all U.S. dollars.

Transactions in a currency other than the functional currency (“foreign currency”) are measured in the respective functional currencies of our company and its subsidiaries and are recorded on initial recognition in the functional currencies at exchange rates approximating those ruling at the transaction dates. Exchange gains and losses are recorded in the statements of income and comprehensive income.

Assets and liabilities of our company and its subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income in the statements of stockholders’ equity.

Basic Net Income (Loss) per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during the year. Our company has adopted ASC Topic 260-10, Earnings per Share - Overall, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. Diluted loss per share is equal to basic loss per share as any possible dilutive instruments are anti-dilutive.

Income Taxes

Our company accounts for income taxes under the provisions of ASC Topic 740-10, Income Taxes, which requires our company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in our company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Long-lived Assets Impairment

Long-term assets of our company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-05, Impairment or Disposal of Long-Lived Assets.

Our management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Use of Estimates

The preparation of our company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include fair values of the elements of an asset acquisition as of the date of acquisition; asset impairments; useful lives for depreciation, depletion, and amortization; current and deferred income taxes; and fair value of financial instruments. Estimates are based on facts and circumstances believed to be reasonable at the time; however, actual results could differ from those estimates.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under ASC Topic 825-10, Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of our company’s financial instruments includes cash and cash equivalents, accounts payable and accrued liabilities, amounts due to related parties, note payable and promissory notes. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. Unless otherwise noted, it is management’s opinion that our company is not exposed to significant interest, currency or credit risks arising from these financial instruments due to their short term nature.

Our company adopted ASC Topic 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements.

ASC Topic 820-10 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one – Quoted market prices in active markets for identical assets or liabilities;
Level two – Inputs other than level one inputs that are either directly or indirectly observable; and
Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

As at December 31, 2012 and December 31, 2011, the fair value of cash and cash equivalents was measured using Level one inputs.

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. Our company adopted ASU 2011-04 on January 1, 2012 and the adoption did not have a material effect on our company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for our company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately inconsecutive statements of income and comprehensive income.

Our company adopted ASU 2011-05 on January 1, 2012 and the adoption did not have a material impact on our company’s financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”. ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. our company adopted ASU 2011-08 on January 1, 2012 and the adoption did not have a material effect on our company’s consolidated financial position or results of operations.

Recently Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The guidance in this update requires our company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. Our company’s adoption of the new standard is not expected to have a material effect on our company’s consolidated financial position or results of operations.

In July, 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic). ASU 2012-02 amends the required annual impairment testing of indefinite-lived intangible assets by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount. If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the indefinite lived asset is less than its carrying amount, then performing the two-step impairment test under Topic 350-30 is unnecessary. However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-30-35-18F by calculating the fair value of the reporting unit and comparing the results with the carrying amount. If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-30-35-19. An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test. Additionally, the entity has the option to resume with the qualitative testing in any subsequent period. The pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. Our company’s adoption of the new standard is not expected to have a material effect on our company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income". The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012. The adoption of this pronouncement is not expected to have a material effect on our company's consolidated financial position or results of operations.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.          Financial Statements and Supplementary Data

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(As expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BIOLOGIX HAIR INC. (formerly Cranium Technologies (USA) Inc.)

We have audited the consolidated balance sheets of Biologix Hair Inc. (the “Company”) as at December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2012 and for the period from October 4, 2011 (inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstance, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2012 and 2011 and the result of its operations and its cash flow for the year ended December 31, 2012 and for the period from October 4, 2011 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements refer to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had recurring losses and requires additional funds to maintain its planned operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada
April 15, 2013	Chartered Accountants

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

CONSOLIDATED BALANCE SHEETS

As at	December 31 2012	December 31 2011
	$	$
ASSETS
Current
Cash and cash equivalents	63,755	218,416
Taxes receivable	69,633	49,880
Prepaid expenses and deposit (Note 4)	250,682	312,929
Deferred cost (Note 2b)	-	1,000,000

Total current assets	384,070	1,581,225

Prepaid expense – long term (Note 4)	31,270	187,930

Property and equipment (Note 5)	154,079	7,830

Website development cost (Note 6)	94,272	36,850

Total assets	663,691	1,813,835

LIABILITIES
Current
Accounts payable and accrued liabilities	423,876	1,002,500
Due to related parties (Note 8)	189,489	15,106
Current portion of promissory and convertible promissory notes (Note 7)	7,604,595	400,000
	8,217,960	1,417,606

Non-current portion of promissory and convertible promissory notes (Note 7)	6,663,675	-

Total liabilities	14,881,635	1,417,606

STOCKHOLDERS’ EQUITY
Common stock (Note 9)
Authorized: 200,000,000 common shares, $0.01 par value
Issued and outstanding: 26,430,000 (December 31, 2011: 10,000) common shares	264,300	100

Additional paid-in capital	11,010,884	-
Share subscriptions received in advance (Note 9)	-	527,500
Accumulated other comprehensive income	6,087	-
Deficit	(25,499,215)	(131,371)

Total stockholders’ equity (deficiency)	(14,217,944)	396,229

Total liabilities and stockholders’ equity	663,691	1,813,835

See accompanying notes to the consolidated financial statements

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31, 2012	Period from October 4, 2011(inception) to December 31, 2011	Cumulative from inception October 4, 2011 to December 31, 2012
	$	$	$

OPERATING EXPENSES
Amortization of website development costs (Note 6)	35,273	-	35,273
Bank charges	12,472	823	13,295
Clinical research and reformulation	1,019,983	-	1,019,983
Consulting and management fees (Note 8)	793,566	62,500	856,066
Depreciation (Note 5)	82,549	-	82,549
Foreign exchange (gain) or loss	(1,040)	2,914	1,874
Insurance	3,325	-	3,325
Interest	2,150,956	-	2,150,956
IPR&D expense (Note 2b)	18,679,530	-	18,679,530
Licenses and permits	6,390	-	6,390
Loss on disposition of assets (Note 5)	6,362	-	6,362
Marketing and sales promotion	348,670	22,260	370,930
Office and administrative	73,384	568	73,952
Professional fees	258,993	25,618	284,611
Relocation fees	71,749	-	71,749
Rent	272,022	-	272,022
Royalty	268,977	-	268,977
Stock based compensation	962,528	-	962,528
Telephone	21,585	413	21,998
Transfer agent fees	3,206	-	3,206
Travel and promotion	374,845	16,275	391,120
Wages and benefits	60,977	-	60,977
Warehousing and distribution (Note 8)	10,000	-	10,000
Website maintenance	85,930	-	85,930
NET LOSS BEFORE INCOME TAXES FOR THE PERIOD	(25,602,232)	(131,371)	(25,733,603)

Deferred income tax recovery (Note 12)	234,388	-	234,388
NET LOSS FOR THE PERIOD	(25,367,844)	(131,371)	(25,499,215)

OTHER COMPREHENSIVE INCOME	6,087	-	6,087

COMPREHENSIVE LOSS FOR THE PERIOD	(25,361,757)	(131,371)	(25,493,128)

LOSS PER SHARE – BASIC AND DILUTED	(1.43)	(13.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	17,696,311	10,000

See accompanying notes to the consolidated financial statements

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
From inception October 4, 2011 to December 31, 2012

	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Share Subscriptions Received In Advance	Deficit Accumulated in Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$	$

Balance, October 4, 2011	-	-	-	-	-	-	-
Issuance of common shares for cash
- $0.01 per share	10,000	100	-	-	-	-	100
Share subscriptions received in advance, net (Note 9)	-	-	-	-	527,500	-	527,500
Net loss for the period	-	-	-	-	-	(131,371)	(131,371)

Balance, December 31, 2011	10,000	100	-	-	527,500	(131,371)	396,229
Common shares issued for cash (Note 9)
- $0.05 per share, on April 18, 2012	9,450,000	94,500	378,000	-	(437,500)	-	35,000
- $0.25 per share, on April 18, 2012	6,220,000	62,200	1,492,800	-	(90,000)	-	1,465,000
- $0.80 per share, on May 2, 2012	2,500,000	25,000	1,975,000	-	-	-	2,000,000
- $1.00 per share, on June 22, 2012	1,500,000	15,000	1,485,000	-	-	-	1,500,000
- $1.00 per share, on September 24, 2012	250,000	2,500	247,500	-	-	-	250,000
Share issuance costs	-	-	(210,000)	-	-	-	(210,000)
Common shares issued for settlement of debt
- $0.25 per share (Note 2 and Note 9), on April 28, 2012	2,000,000	20,000	480,000	-	-	-	500,000
- $1.00 per share (Note 7 and Note 9), on June 6, 2012	500,000	5,000	495,000	-	-	-	500,000
$0.80 per share, acquisition of BHSL (Note 2), on May 18, 2012	4,000,000	40,000	3,160,000	-	-	-	3,200,000
Stock based compensation	-	-	962,528	-	-	-	962,528
Equity component of conversion beneficiary features , net of tax impact (Note 7)	-	-	278,776	-	-	-	278,776
Allocated value of warrants, net of tax impact (Note 7)	-	-	266,280	-	-	-	266,280
Net loss for the year	-	-	-	-	-	(25,367,844)	(25,367,844)
Currency translation adjustments	-	-	-	6,087	-	-	6,087

Balance, December 31, 2012	26,430,000	264,300	11,010,884	6,087	-	(25,499,215)	14,217,944

See accompanying notes to the consolidated financial statements

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period from	Cumulative
		October 4, 2011	from inception
	Year ended December 31, 2012	(inception) to December 31, 2011	October 4, 2011 to December 31, 2012
	$	$	$
OPERATING ACTIVITIES:
Net loss from operations	(25,367,844)	(131,371)	(25,499,215)
Items not affecting cash and cash equivalents
- Amortization of website development costs (Note 6)	35,273	-	35,273
- Depreciation (Note 5)	82,549	-	82,549
- Accrued interest	2,149,899	-	2,149,899
- IPR&D expense (Note 2)	18,679,530	-	18,679,530
- Stock based compensation	962,528	-	962,528
- Loss on disposition of assets	6,362	-	6,362
- Deferred income tax recovery	(234,388)	-	(234,388)

Changes in non-cash working capital items
- Taxes receivable	(19,753)	(49,880)	(69,633)
- Prepaid expenses and deposit	30,976	(312,929)	(281,953)
- Prepaid expenses – long term	187,930	(187,930)	-
- Accounts payable and accrued liabilities	(228,470)	2,500	(225,970)
- Due to related parties	174,383	15,106	189,489
Net cash provided by (used in) operating activities	(3,541,025)	(664,504)	(4,205,529)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,640,000	100	4,640,100
Share subscriptions received in advance	-	527,500	527,500
Note payable	1,250,000	400,000	1,650,000
Net cash provided by (used in) financing activities	5,890,000	927,600	6,817,600

INVESTING ACTIVITIES:
Net cash paid on acquisition of BHSL (Note 2)	(2,192,569)	-	(2,192,569)
Purchase of equipment	(237,888)	(7,830)	(245,718)
Proceeds from disposition of assets	2,728	-	2,728
Website development costs	(81,995)	(36,850)	(118,845)
Net cash provided by (used in) investing activities	(2,509,724)	(44,680)	(2,554,404)
Currency translation adjustment	6,088	-	6,088

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(154,661)	218,416	63,755

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	218,416	-	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	63,755	218,416	63,755

Supplemental disclosure of cash flow information:
Income tax paid	-	-	-
Interest paid	-	-	-

See accompanying notes to the consolidated financial statements

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 1 – INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated under the laws of the State of Florida, U.S.A. as Cranium Technologies (USA) Inc. on October 4, 2011.  The Company changed its name from Cranium Technologies (USA) Inc. to Biologix Hair Inc. (“Biologix”, the “Company”) on December 5, 2011.  On November 1, 2011, the Company completed the acquisition of 100% of the shares of Cranium Technologies Ltd. (“Cranium”), a company incorporated under the Canada Business Corporations Act. On June 25, 2012 Cranium changed its name to Biologix Hair (Canada) Inc. (“Biologix Canada”). In May 2012 the Company completed the acquisition of 100% of the shares of Biologix Hair Science Ltd. (“BHSL”), a company incorporated and existing under the laws of the country of Barbados. BHSL owns the worldwide right to the Biologix Hair Therapy System™ within North America, Central America and the Caribbean region. Biologix is a privately owned Florida corporation headquartered in Toronto, Ontario. The Company’s focus is to exploit the full market potential of the Biologix Hair Therapy System™ by operating Biologix Hair Therapy Centers™ in strategically identified locations throughout its licensed territory of North America, Central America and the Caribbean region. Concurrently with undertakings by Biologix and BHSL to obtain approvals of the Biologix therapy process from the United States Food and Drug Administration, Health Canada and other agencies, Biologix intends to establish therapy centers in less regulated markets within its licensed territory that host a large potential customer base or that are international travel destinations.

On September 21, 2012 the Company signed a Letter of Intent to enter into negotiations to effect a business combination, subject to regulatory approval by the U.S. Securities and Exchange Commission, consisting of a share for share exchange of 26,430,000 of the Company’s common stock for an equal number of new restricted shares of T & G Apothecary, Inc. (“TGAI”), a reporting issuer.  On December 13, 2012 TGAI changed its name to Biologix Hair Inc., and on January 9, 2013 the share exchange agreement closed resulting in a reverse acquisition. See also Note 13.

The Company has incurred a net loss of $25,499,215 for the period from inception on October 4, 2011 to December 31, 2012 and has no source of revenue. The continuity of the Company’s future operations is dependent upon its ability to obtain financing and profitable operations from its establishment of Hair Therapy Centers. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue relying upon the issuance of equity securities to finance its operations. However there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

NOTE 2 – ACQUISITIONS

(a) Cranium Technologies Ltd.

Effective November 1, 2011 the Company acquired 100% of the outstanding common shares of Cranium Technologies Ltd. for total cash consideration in the amount of $5,000. As Cranium does not have any viable operation at the time of acquisition, the transaction does not constitute a business combination.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 – ACQUISITION (cont’d...)

As the acquisition does not qualify as a business combination, with no assets and liabilities as at the date of acquisition, the consideration paid has been considered to be a transaction cost which has been expensed.

(b) Intellectual Property License (BHSL)

The Company entered into an Intellectual Property License Agreement (the “License Agreement”) on December 9, 2011 with BHSL, whereby the Company was granted an exclusive, perpetual license to market, sell and distribute the Invention (“Hair Growth Process”), being all formulae, products, processes, and technical know-how for the stimulation of hair growth and treatment of hair loss developed, owned or controlled by HRSE and Licensed Intellectual Property relating to the Invention, within North America, Central America and the Caribbean, including all sovereign and non-sovereign areas therein. In full consideration of all rights granted, the Company agreed to pay to BHSL $250,000 within 30 days of signing of the License Agreement and $750,000 by January 30, 2012, and subject to a full due diligence review of the Invention and the Licensed Intellectual Property.  As at December 31, 2011, the Company had not yet completed the related full due diligence review of the above noted Invention and recorded the related consideration commitment as prepaid expense and accounts payable and accrued liabilities of $1,000,000, respectively.

During the fiscal year 2012 and on March 7, 2012, the Company completed its related due diligence review of the above noted Invention and signed an amendment to the License Agreement whereby the payment of the consideration was extended to March 31, 2012. The Company made cash payment of $500,000 with the remaining balance of $500,000 settled by the common shares of the Company at a value of $0.25 per share for 2,000,000 common shares on April 18, 2012. (Also see Note 9).  Upon the completion of the payments, the Company charged the considerations paid to in-process research and development (“IPR&D”) expenditures.

On April 11, 2012, BHSL entered into an amended Intellectual Property Purchase and Sale Agreement with Hair Research and Science Est (“HRSE”), whereby BHSL acquired certain Intellectual Property, including processes and formulae for the stimulation of hair growth and treatment of hair loss, for consideration in the amount of $10,100,000. $100,000 was paid upon execution of the agreement and $10,000,000 in the form of a promissory note bears interest rate of 3% per annum with following maturity date:

●	$2,000,000 on or before July 31st, 2012;
●	$3,000,000 on or before December 31, 2012; and
●	$5,000,000 on or before July 31, 2013.

On April 19, 2012, the Company, through a Share Purchase Agreement entered into with the shareholders of the BHSL, acquired 100% of the issued and outstanding shares of BHSL for total consideration of $9,200,000. Pursuant to the Share Purchase Agreement, the consideration payment schedule was as follows:

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 – ACQUISITION (cont’d...)

(b) Intellectual Property License (BHSL) (cont’d...)

1.	$2,100,000 cash payment within 30 days following the execution of the Share Purchase Agreement (paid);
2.	$3,900,000 payment in the form of a promissory note payable by April 19, 2014 (See Note 6); and
3.	An aggregate of 4,000,000 shares of the Company’s common stock with a fair value based on the Company’s recently announced financing of $0.80 per share (issued).

Upon the completion of the Share Purchase Agreement and in accordance with FASB ASC 805 Business Combinations, the Company determined that the above noted Share Purchase Agreement transaction does not constitute a business combination, and accordingly, has accounted for it as an asset acquisition.  The operations of BHSL have been included in the consolidated financial statements from the date of acquisition. The total purchase consideration has been measured at fair value of $8,450,713:

Cash consideration	$2,100,000
Promissory note payable	3,150,713
Shares consideration	3,200,000
Fair value of total purchase considerations	$8,450,713

$3,900,000 promissory note has been measured at fair value of $3,150,713 on the date of acquisition, using discounted cash flow method. The fair market interest rate is 12.5%, which is the interest rate that was payable on comparable notes.

The following table summarizes BHSL’s assets and liabilities acquired on the acquisition date:

Cash	$7,431
Receivable	75,100
IPR&D expense - Intellectual Property	17,679,530
Taxes payable	(8,610)
Due to Hair & Research Science Est.	(9,272,102)
Accounts payable and accrued liabilities	(30,636)
Total considerations	$8,450,713

The Company intended to further engage an arm’s length party to conduct R&D of the Hair Growth Process in order to unify the various components of the current formula into a single formulation that has been tested for consistency at various temperatures, thus creating a predictable and reliable matrix for industrial manufacture, long term storage and transport (see Note 10). The engaged arm’s length party will also conduct extensive controlled testing in accordance with the requirements of the FDA, Health Canada and the European Medicines Agency in preparation for the anticipated pre-clinical trials. Hence, the Licensed Intellectual Property acquired in this asset acquisition is deemed for use in R&D activities as recognized as an in-process research and development (“IPR&D”) project.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 2 – ACQUISITION (cont’d...)

(b) Intellectual Property License (BHSL) (cont’d...)

Pursuant to ASC 730-10, such assets are capitalized only if they have alternative future uses; otherwise, such assets are expensed. For an asset acquired in an asset acquisition for use in R&D activities to have an alternative future use, the following two criteria need to be met: (a) it is reasonably expected that the Company will use the asset acquired in the alternative manner and anticipates economic benefit from that alternative use, and (b) the Company’s use of the asset acquired is not contingent on further development of the asset subsequent to the acquisition date (that is, the asset can be used in the alternative manner in the condition in which it existed at the acquisition date). As the Company’s use of the Intellectual Property is contingent on further development and approval for the anticipated pre-clinical trials, it is deemed to have no alternative future use. Therefore, the costs allocated to acquire IPR&D in the above noted asset acquisition of $17,679,530 and the aforementioned $1,000,000 paid to BHSL were expensed as IPR&D expense accordingly.

In connection with the above noted asset acquisition, the Company made significant estimates and assumptions regarding the fair values of the elements of an asset acquisition as of the date of acquisition, including the fair values of due to Hair & Research Science Est. The Company also refined these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if unknown, would have affected the measurement of the amounts recognized as of that date. If the Company is required to retroactively adjust provisional amounts that the Company has recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biologix Canada and BHSL, and BHSL’s wholly owned subsidiaries Biologix Hair, Panama S.A. (“Biologix Panama”), Biologix Hair South America S.A. (“Biologix South America”) and Biologix Hair (Hong Kong) Limited (“Biologix HK”).

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). All significant inter-company transactions and balances have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2012, the Company has cash and cash equivalents in the amount of $44,577 (2011 - $217,454) which are over the federally insured limit. As at December 31, 2012 and 2011, the Company has $Nil of cash equivalents.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Deferred cost

The consideration commitment on the Intellectual Property License with BHSL are deferred until the completion of the due diligence at which time the cost will be charged to operation as IPR&D expense.

Website Development Costs

In accordance with ASC 350-50, “Website Development Costs”, the Company capitalizes qualifying website development costs. Costs incurred during the application development stage as well as upgrades and enhancements that result in additional functionality are capitalized. Accordingly, direct costs incurred during the application stage of development are capitalized and amortized over the estimated useful life of three years, the expected period of benefit.  Fees incurred for website hosting are expensed over the period of the benefit.  Costs of operating a website are expensed as incurred.

Property and Equipment

Property and equipment consists of computer equipment, furniture and equipment and leasehold improvements which are carried at cost, net of accumulated depreciation and impairment loss. Amortization is recorded on the straight line method at the following rates:

Furniture and equipment	3 years
Leasehold improvements	2 years
Computer equipment	2 years

Amortization will commence once the property and equipment is put in use. The property and equipment is written down to its net realizable value if it is determined that its carrying value exceeds estimated future benefits to the Company.

Acquired In-Process Research and Development

In accordance with ASC 730-10, the initial costs of rights to acquired IPR&D projects acquired in an asset acquisition are expensed as IPR&D unless the project has an alternative future use. These costs include initial payments incurred prior to regulatory approval in connection with research and development collaboration agreements that provide rights to develop, manufacture, market and/or sell pharmaceutical products. The fair value of IPR&D projects acquired in a business are capitalized and accounted for as indefinite-lived intangible assets until the underlying project receives regulatory approval, at which point the intangible asset will be accounted for as definite-lived intangible assets, or discontinuation, at which point the intangible asset will be written off. Development costs incurred after the acquisition are expensed as incurred. Indefinite- and definite-lived assets are subject to impairment reviews.

Stock-Based Compensation

The Company adopted ASC Topic 718-10, Compensation - Stock Compensation - Overall, to account for its stock options and similar equity instruments issued. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC Topic 718-10 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Warrant Issuance and Note Conversion Feature

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the allocated value of the warrants at the time of issuance as additional paid-in capital and as a debt discount to the notes. The Company amortized the debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrants with the convertible notes, a beneficial conversion option is recorded as a debt discount reflecting the incremental conversion option intrinsic value of the conversion option provided to the holders of the notes. The Company also amortized this debt discount as interest expense over the life of the notes. The intrinsic value of each conversion option was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the number of shares into which the note is convertible.

Foreign Currency Translation

The Company’s functional currency and presentation currency is the U.S. dollars.  Biologix Canada’s functional currency is Canadian dollars. BHSL, Biologix HK, Biologix Panama and Biologix South America’s functional currency are all U.S. dollars.

Transactions in a currency other than the functional currency (“foreign currency”) are measured in the respective functional currencies of the Company and its subsidiaries and are recorded on initial recognition in the functional currencies at exchange rates approximating those ruling at the transaction dates.  Exchange gains and losses are recorded in the statements of income and comprehensive income.

Assets and liabilities of the Company and its subsidiaries are translated into the U.S. dollars at exchange rates at the balance sheet date, equity accounts are translated at historical exchange rate and revenues and expenses are translated by using the average exchange rates. Translation adjustments are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income in the statements of stockholders’ equity.

Basic Net Income (Loss) per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during the year. The Company has adopted ASC Topic 260-10, Earnings per Share - Overall, and uses the treasury stock method to compute the dilutive effect of options, warrants and similar instruments. Under this method, the dilutive effect on earnings per share is recognized on the use of the proceeds that could be obtained upon exercise of options, warrants and similar instruments. It assumes that the proceeds would be used to purchase common shares at the average market price during the period. Diluted loss per share is equal to basic loss per share as any possible dilutive instruments are anti-dilutive.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Income Taxes

The Company accounts for income taxes under the provisions of ASC Topic 740-10, Income Taxes, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The effect on deferred income tax assets and liabilities of a change in income tax rates is included in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Long-lived Assets Impairment

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-05, Impairment or Disposal of Long-Lived Assets.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Use of Estimates

The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include fair values of the elements of an asset acquisition as of the date of acquisition; asset impairments; useful lives for depreciation, depletion, and amortization; current and deferred income taxes; and fair value of financial instruments. Estimates are based on facts and circumstances believed to be reasonable at the time; however, actual results could differ from those estimates.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under ASC Topic 825-10, Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of the Company’s financial instruments includes cash and cash equivalents, accounts payable and accrued liabilities, amounts due to related parties, promissory and convertible promissory notes. The carrying value of these financial instruments approximates their fair value based on their liquidity or their short-term nature. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments due to their short term nature.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Fair Value of Financial Instruments (cont’d…)

The Company adopted ASC Topic 820-10, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in US GAAP, and expands disclosures about fair value measurements.ASC Topic 820-10 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level one – Quoted market prices in active markets for identical assets or liabilities;
Level two – Inputs other than level one inputs that are either directly or indirectly observable; and
Level three – Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

As at December 31, 2012 and 2011, the fair value of cash and cash equivalents was measured using Level one inputs.

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The Company adopted ASU 2011-04 on January 1, 2012 and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recently Adopted Accounting Standards (cont’d…)

The Company adopted ASU 2011-05 on January 1, 2012 and the adoption did not have a material impact on the Company’s financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment”.  ASU 2011-08 amends the required annual impairment testing of goodwill by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test under Topic 350-24 and Topic 350-20-35-9 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-24 by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-20-35-9.  An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The Company adopted ASU 2011-08 on January 1, 2012 and the adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”.  The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

 In July, 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic).  ASU 2012-02 amends the required annual impairment testing of indefinite-lived intangible assets by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount, then performing the two-step impairment test under Topic 350-30 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-30-35-18F by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-30-35-19.  An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted.  The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recent Accounting Pronouncements (cont’d…)

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income".  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

NOTE 4 – PREPAID EXPENSES AND DEPOSIT

	December 31, 2012	December 31, 2011
Current
Deposits and advances	1,000	125,000
Prepaid rent	224,025	187,929
Employee advances	25,657	-
Prepaid expenses and deposit – current	250,682	312,929

Non-current
Prepaid rent	31,270	187,930
Prepaid expenses and deposit – non-current	31,270	187,930

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and 2011 were summarized as follows:

December 31, 2012	Cost $	Accumulated Amortization $	Net book Value $
Computer equipment	17,124	4,281	12,843
Furniture and equipment	93,536	26,574	66,962
Leasehold improvements	125,968	51,694	74,274
	236,628	82,549	154,079

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 5 – PROPERTY AND EQUIPMENT (cont’d…)

December 31, 2011	Cost $	Accumulated Amortization $	Net book Value $
Furniture and equipment	7,830	-	7,830

As at December 31, 2011, no amortization is recorded as the Company has not yet commenced using the furniture and equipment of which was disposed during the year ended December 31, 2012. The Company recognized loss on disposition of the asset of $6,362 accordingly. During the year ended December 31, 2012, $82,549 amortization expense was charged to operations.

NOTE 6 – WEBSITE DEVELOPMENT COSTS

December 31, 2012	Cost $	Accumulated Amortization $	Net book Value $
Website development	129,545	35,273	94,272

December 31, 2011	Cost $	Accumulated Amortization $	Net book Value $
Website development	36,850	-	36,850

As at December 31, 2011, no amortization is recorded as website development is still under construction.  During the year ended December 31, 2012, $35,273 amortization expense was charged to operations.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 7 – PROMISSORY AND CONVERTIBLE PROMISSORY NOTES

	December 31,	December 31,
Promissory and convertible promissory notes - face value	2012 $	2011 $
(a) Promissory note	-	400,000
(b) Convertible promissory note (Unionashton) *	1,155,829	-
	200,000	-
	50,000	-
(c) Convertible promissory note (HRSE) *	9,540,000	-
(d) Promissory note (BHSL acquisition)	3,900,000	-
(e) Promissory note (TGAI)	325,000	-
	15,170,829	400,000
Effective interest rate - 12.5%	(1,538,712)	-
Net present value	13,632,117	400,000
Payment	(100,000)	-
Interest accretion	736,153	-
Total	14,268,270	400,000
Current portion	7,604,595	400,000
Non-current portion	6,663,675	-
	14,268,270	400,000

* The total amount of principal plus accrued interest are all convertible into common shares (“Common Shares”) of the Company. Each Common Share so issued will for these purposes be valued based on a conversion price (the “Conversion Price”) equal to: (i) if the Company is a privately held company upon the Notice of Conversion, the greater of (a) $1 per Common Share and (b) the price per Common Share of most recent private placement of securities completed by the Company as at the applicable maturity date less 20%; or (ii) if upon the Notice of Conversion the Company is a public company whose securities are listed on a stock exchange or quoted on an over-the-counter quotation system (whether directly or resulting from a Capital Reorganization), the greater of (a) $1 per Common Share and (b) a price per Common Share equal to the average daily closing price of the Common Shares during the 10 day period beginning on the date of the Notice of Conversion, less 20%.

a)	Promissory note

On December 23, 2011, the Company signed a promissory note for $400,000. The loan bears interest at 5% per annum commencing on the day the principal sum is advanced to the Company and is due on or before December 31, 2012. On March 12, 2012 the $400,000 was applied to the subscription of 1,600,000 common of the Company at a value of $0.25 per share. Interest in the amount of $4,384 was accrued as at March 12, 2012.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 7 – PROMISSORY AND CONVERTIBLE PROMISSORY NOTES (cont’d ...)

b) Convertible Promissory notes – Honeywagon & Unionashton (cont’d ...)

On June 5, 2012 the Company signed a promissory note with Honeywagon Holdings Ltd. (“Honeywagon”) for $400,000 due and payable on or before August 6, 2012.  The loan bears interest at 10% for the period ending August 6, 2012, payable on maturity. Any interest and principal due under the promissory note is convertible, at the lenders option, into the Company’s common shares at the Conversion Price per share.  Interest in the amount of $36,721 was accrued as at August 1, 2012.

The fair value of the convertible promissory note is $391,837 on the date of issuance, with $5,388 representing the value net of tax impact ascribed to the creditors’ option to convert the principal amount into common shares of the Company and classified as additional paid-in capital and with the equal amoun$8,163 t charged to profit and loss and interest expense on August 1, 2012 (see below).

On June 26, 2012 the Company signed a promissory note with Honeywagon for an additional $200,000 due and payable on or before August 27, 2012. The loan bears interest at 10% for the period ending August 27, 2012, payable on maturity. Any interest and principal due under the promissory note is convertible, at the lenders option, into the Company’s common shares at the Conversion Price per share. Interest in the amount of $11,613 was accrued as at August 1, 2012. The fair value of the convertible promissory note is $195,918 on the date of issuance, with $2,694 representing the value net of tax impact ascribed to the creditors’ option to convert the principal amount into common shares of the Company and classified as additional paid-in capital and with $4,082 charged to profit and loss and interest expense on August 1, 2012 (see below).

On July 17, 2012 the Company signed a promissory note with Honeywagon for an additional $100,000 due and payable on or before September 17, 2012. The loan bears interest at 10% for the period ending August 27, 2012, payable on maturity. Any interest and principal due under the promissory note is convertible, at the lenders option, into the Company’s common shares at the Conversion Price per share. Interest in the amount of $2,420 was accrued as at August 1, 2012. The fair value of the convertible promissory note is $97,959 on the date of issuance, with $1,347 representing the value net of tax impact ascribed to the creditors’ option to convert the principal amount into common shares of the Company and classified as additional paid-in capital and with $2,041 charged to profit and loss and interest expense on August 1, 2012 (see below).

On August 1, 2012, the Company received an additional $300,000 from Honeywagon and replaced the aforementioned Promissory Notes including in the aggregate the principal sum of $700,000 and accrued interest in the amount of $50,754, with one for the principal sum of $1,050,754, due and payable on or before October 1, 2012. The loan bears interest at the rate of 10% for the period and shall be payable upon maturity.  Interest in the amount of $105,075 was recorded for the period from August 1, 2012 to October 1, 2012. The fair value of the convertible promissory note is $1,029,310 on the date of issuance, with $14,153 representing the value net of tax impact ascribed to the creditors’ option to convert the principal amount into common shares of the Company and classified as additional paid-in capital and with $21,444 charged to profit and loss and interest expense at the date of assignment on October 1, 2012 (see below).

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 7 – PROMISSORY AND CONVERTIBLE PROMISSORY NOTES (cont’d ...)

b) Convertible Promissory notes – Honeywagon & Unionashton (cont’d ...)

Pursuant to a convertible promissory note assignment agreement dated October 1, 2012 between Honeywagon and Unionashton Management Ltd. (“Unionashton”), the promissory note in the amount of $1,050,754 plus accrued interest to October 1, 2012 of $105,075 for a total amount of $1,155,829 was assigned from Honeywagon to Unionashton and the Company replaced and signed a new convertible promissory note in the amount of $1,155,829, due and payable on demand. The loan bears interest at the rate of 5% per annum and shall be payable upon maturity. As additional consideration of the loans, the Company has granted Unionashton warrants to purchase an aggregate of 1,155,829 shares of the Company’s common share exercisable for a 5 year period at the Conversion Price per share. As a result, the aggregate principal value was allocated to the individual components on a relative fair value basis and the Company recorded $266,280 to additional paid-in capital as the fair value of the warrants, net of tax impact and $403,455 was charged to operations immediately as the convertible promissory note is due on demand (see Note 9 – warrants). Interest in the amount of $14,567 was accrued as at December 31, 2012.
On November 14, 2012 the Company signed a promissory note for an additional $200,000 with Unionashton, due and payable on demand. The loan bears interest at 5%. Any interest and principal due under the promissory note is convertible, at the lenders option, into the Company’s common shares at the Conversion Price per share. Interest in the amount of $1,315 was accrued as at December 31, 2012.

On December 14, 2012 the Company signed a promissory note for an additional $50,000 due and payable on demand. The loan bears interest at 5%. Any interest and principal due under the promissory note is convertible, at the lenders option, into the Company’s common shares at the Conversion Price per share. Interest in the amount of $123 was accrued as at December 31, 2012.

c) Convertible promissory note – HRSE

On April 11, 2012 BHSL entered into an Intellectual Property Purchase and Sale Agreement with Hair Research and Science Est. (“HRSE”), whereby it acquired certain Intellectual Property, including processes and formulae for the stimulation of hair growth and treatment of hair loss, for consideration in the amount of $10,100,000 of Convertible Promissory Note. (See Note 2b).

On August 1, 2012, as the Company was unable to make the first term payment in full at due date, the Convertible Promissory Note with unpaid accrued interests of $9,090,833 became in default and due on demand. On August 1, 2012 (further amended on November 30, 2012), the Company entered into an Amending Agreement with HRSE to amend the Convertible Promissory Note, repayable as follow:

●	$1,040,000 on or before February 28, 2013;
●	$2,000,000 on or before June 30, 2013;
●	$3,000,000 on or before October 31, 2013; and
●	$3,500,000 on or before January 31, 2014.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 7 – PROMISSORY AND CONVERTIBLE PROMISSORY NOTES (cont’d ...)

c) Convertible promissory note – HRSE (cont’d ...)

The Convertible Promissory Note shall bear interest at the rate of 5% per annum and is payable by January 31, 2014. In the event that the Company become in default of the agreement, the Convertible Promissory Note shall  bear interest at 12% per annum, which interest will be payable on demand. The Convertible Promissory Note and any accrued interest are convertible at any time into the Company’s common shares at the Conversion Price per share.

The fair value of the amended Convertible Promissory Note is $9,090,833 on the date of amendment (August 1, 2012), with $255,194 representing the value net of tax impact ascribed to the creditors’ option to convert the principal amount into common shares of the Company and classified as additional paid-in capital and with $8,750,574 classified as liability portion of the amended Convertible Promissory Note, calculated as the net present value using an interest rate of 12.5%, which is the market interest rate that was payable on comparable notes without the conversion feature. The amended Convertible Promissory Note has current portion of $5,857,762 and non-current portion of $3,353,982. An imputed interest of $461,170 was recorded for the fiscal year ended December 31, 2012.

d) Promissory note – BHSL acquisition

Pursuant to the acquisition of 100% of the shares of BHSL, the Company made a payment of $ 3,900,000 in the form of a non-interest bearing promissory note payable by April 19, 2014 (see Note 2b). The fair value of the promissory note payable is $3,150,713 at inception, calculated as the net present value using an interest rate of 12.5%, which is the interest rate that was payable on comparable notes. An imputed interest of $258,980 was deemed to have been incurred in the fiscal year ended December 31, 2012. As at December 31, 2012 the Company has made principal payments in the amount of $100,000 against the $3,900,000 promissory notes. Subsequent to December 31, 2012 the Company further made principal payments in the amount of $25,500. See also Note 13.

e) Promissory note – TGAI

On October 15, 2012 the Company signed a promissory note for $300,000 due and payable to TGAI on or before January 1, 2013. On December 20, 2012, TGAI further advanced a promissory note of $25,000. The loans bear interest at 10% per annum, payable on maturity. The obligation to repay the promissory note plus interest terminated promptly upon execution of the Share Exchange Agreement on January 9, 2013.  See also Note 13.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 8 – RELATED PARTY TRANSACTIONS (cont’d ...)

	Year ended	Period from October 4, 2011 (inception)
	December 31	to December 31
	2012	2011
Related party transactions with directors/executives and companies controlled by directors/executives
Clinician research and reformulation	215,336	-
Consulting and management fees	561,129	-
Professional fees	112,827	20,449
Product graphic and logo creation	-	22,260
Wages and benefits	98,786	-
Warehousing and distribution	10,000	-
Website development and maintenance	105,770	36,850

	As at December 31, 2012	As at December 31, 2011
Amounts due to related parties
Ron Holland, CEO and a director	45,683	-
Christian Gomez, former CFO and director	3,000	-
Daniel Hunter, former President	42,337	5,773
Donna Lieder, VP Clinician Licensing	32,210	-
Jolee Consulting Corp., a company controlled by a former VP of Shareholder Communications	9,875	-
Richardo Faria, former CTO	24,150	-
Dr. Diego Castresana, VP R&D and a director	10,000	-
MacDonald Tuskey (a principal is a former director of the Company)	22,234	9,333
	189,489	15,106

These transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common stock

During the period ended December 31, 2011, the Company issued 10,000 common shares for $100 to a director of the Company at $0.01 per share.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 9 – STOCKHOLDERS’ EQUITY (cont’d ...)

On April 18, 2012 the Company issued 9,450,000 common shares at $0.05 per share pursuant to a private placement with total proceeds of $472,500; issued 6,220,000 common shares at $0.25 per share pursuant to a private placement with gross proceeds of $1,555,000, of which $400,000 was paid for by redemption of the promissory note on March 12, 2012, and commission expense of $10,000; and issued 2,000,000 common shares as settlement of debt at a value of $500,000, using a deemed value of $0.25 per share. See Note 2b.

On May 2, 2012, the Company issued 2,500,000 common shares at $0.8 per share pursuant to a private placement, with total proceeds of $2,000,000 and share issuance cost of $200,000.

On May 18, 2012, the Company issued 4,000,000 common shares at a value of $0.80 per share as partial consideration for the acquisition of 100% of the issued and outstanding shares of BHSL. See Note 2b.

On June 6, 2012, the Company issued 500,000 common shares for settlement of debt at a value of $1 per share pursuant to a purchase and sale agreement entered into on April 11, 2012. See Note 2.

On June 22, 2012, the Company issued 1,500,000 common shares at $1 per share pursuant to a private placement, with total proceeds of $1,500,000.

On September 24, 2012, the Company issued 250,000 common shares at $1 per share pursuant to a private placement, with total proceeds of $250,000.

Share subscriptions received in advance

As at December 31, 2012, share subscriptions received in advance consists of $Nil (December 31, 2011 - $527,500, including $437,500 cash received by the Company for 8,750,000 common shares at a value of $0.05 per share and $100,000 for 400,000 common shares at a value of $0.25 per share that have not yet been issued as at December 31, 2011. A 10% commission in the amount of $10,000 was paid with respect to the latter).

Stock options

A summary of stock option activities during the fiscal year ended December 31, 2012:

	Number of options	Weighted average exercise Price $
Outstanding and exercisable at December 31, 2011	-	-

Granted	1,620,000	0.25
Cancelled	(1,620,000)	0.25
Outstanding and exercisable at December 31, 2012	-	-

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 9 – STOCKHOLDERS’ EQUITY (cont’d ...)

During the fiscal year ended December 31, 2012, the Company granted 1,620,000 stock options to employees, directors and consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $0.25 per common share expiring June 1, 2017. These options were vested immediately upon granting. The fair value of the options, estimated using Black-Scholes Option Pricing Model, was $962,528. This amount has been expensed as stock based compensation during the fiscal year ended December 31, 2012.  All 1,620,000 stock options were cancelled prior to December 31, 2012.

Risk free interest rate	0.62%
Expected life	1 year
Annualized volatility	121%
Expected dividends	-

The fair value of each option was estimated using Black-Scholes Option Pricing Model.  The assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy the Company’s stock with contractual terms closest to the expected life of options granted to employees, directors or consultants.

Warrants

The Company has the following warrants outstanding at December 31, 2012:

	Number of warrants	Weighted average exercise price		Weighted average remaining contractual life (in years)
Balance outstanding, December 31, 2011	-	$-		-
Warrants issued	1,155,829	$1.00	*	5.00
Balance outstanding, December 31, 2012	1,155,829	$1.00	*	4.75

Pursuant to the convertible promissory note assignment agreement with Unionashton dated October 1, 2012, the Company has granted Unionashton warrants to purchase an aggregate of 1,155,829 shares of the Company’s common share exercisable for a 5 year period equal to the exercise price noted below (see Note 7b). The warrants were fair valued at $403,455 based on the Black-Scholes pricing model which utilizes the following assumptions: expected dividend yield of nil, expected stock price volatility of 111.84%, risk free interest rate of 0.62 and an average expected life of 1 year. The fair value of the convertible promissory note without the warrants attachment is $1,155,829 as it is due on demand. As a result, the Company allocated $403,455 to additional paid-in capital and an equal amount to operations as interest expense based on the relative fair values of the notes without the warrants issued in conjunction with the convertible promissory note and of the warrants themselves at the time of assignment.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 9 – STOCKHOLDERS’ EQUITY (cont’d ...)

Warrants (cont’d ...)

The Company did not issue any warrants during the year ended December 31, 2011 and did not have any outstanding warrants as at December 31, 2011.

* The exercise value is equal to: (i) if the Company is a privately held company upon exercise, the greater of (a) $1 per Common Share and (b) the price per Common Share of most recent private placement of securities completed by the Company as at the applicable maturity date less 20%; or (ii) if the Company is a public company upon exercise and whose securities are listed on a stock exchange or quoted on an over-the-counter quotation system (whether directly or resulting from a Capital Reorganization), the greater of (a) $1 per Common Share and (b) a price per Common Share equal to the average daily closing price of the Common Shares during the 10 day period beginning on the date of the Notice of Conversion, less 20%.

NOTE 10 – COMMITMENTS

BHSL has entered into a research and development partnership agreement with Beijing BIT & GY Pharmaceutical R&D Co. Ltd. (“BIT”). The primary focus of the $1,050,000 R&D project is for BIT to refine and potentially enhance the formulation of Biologix Revive – the core of the Biologix Hair Therapy System™ – as well as to conduct extensive controlled testing in accord with the stringent requirements of regulatory agencies such as the Food and Drug Administration (FDA), Health Canada and the European Medicines Agency (EMA). During the year ended December 31, 2012, $787,500 of the total contract amount was charged to operations with $262,500 payable to BIT.

On September 1, 2012, BHSL entered into a warehousing and distribution agreement with KD Consultoria & Servicios S.A.S. (“KDCS”), an affiliated company of a director of the Company incorporated under the laws of Colombia, pursuant to which BHSL has engaged KDCS to provide certain pharmaceutical warehousing, inventory, and distribution services via KDCS’s facility located in Baranquilla, Colombia or Medellin, Colombia. Either party may terminate the agreement with 30 days written notice. The term of the agreement ends August 31, 2014 unless earlier terminated. The facility will serve as a distribution center by the sale of Bilogix Revive in Colombia, and other eligible South America jurisdictions subject to requisite regulatory approvals. The Company has agreed to pay to KDCS $15,000 for each 6 months period during the term of the agreement, and royalty equal to 4% of the wholesale distribution price of each unit of Biologix Revive distributed through KDCS’s facility.

NOTE 11 – SEGMENTED INFORMATION

For the fiscal year ended December 31, 2012, we operated solely for the Biologix therapy business. The Company is located and operated in Canada and Barbados. The Company’s total assets and net loss by geographic locations for the fiscal year ended December 31, 2012 is as follows:

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 11 – SEGMENTED INFORMATION (cont’d ...)

Loss			December 31, 2012
			$
Canada			(22,585,398)
Barbados			(3,016,834)
			(25,602,232)

Assets	Canada	Barbados	Total
	$	$	$

Cash	59,493	4,262	63,755
Other assets	598,936	1,000	599,936
	658,429	5,262	663,691

As of December 31, 2011, all the assets were located in Canada.

NOTE 12 – INCOME TAX

The following table reconciles the income tax benefit at the U.S. Federal statutory rate to income tax benefit at the Company’s effective tax rates for the years ended December 31, 2012 and 2011:

	2012	2011
Income (loss) before taxes	(25,602,232)	(131,371)
US Statutory tax rate	34.00%	15.50%
Expected income tax (recovery)	(8,704,759)	(20,362)
Non-deductible items	2,773,827	176
Change in estimates	1,680	(1,550)
Discounts on promissory notes	436,732	-
Intellectual property license	1,057,572	-
Change enacted tax rate	(23,938)	-
Functional currency adjustment	759	-
Foreign tax rate difference	1,101,686	-
Change in Valuation Allowance	3,122,052	21,736
Deferred income tax (recovery)	(234,388)	-

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 12 – INCOME TAX (cont’d ...)

Deferred taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at December 31, 2012 and 2011 are comprised of the following:

	2012	2011
Non capital loss carryforwards	1,530,675	20,496
Intellectual property license	1,451,694	-
Property and equipment	20,325	-
Promissory note	(186,164)	-
Stock-based compensation	327,259	1,240
	3,143,789	21,736
Valuation Allowance	3,143,789	21,736
Net Deferred tax asset (liability)	-	-

The Company has net operating loss carryforwards of approximately $2,732,641, $192,061 and $2,217,474 (2011: $135,973, nil and nil) respectively which may be carried forward to apply against future year income tax for US, Canada and Barbados income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

USA
EXPIRY		Canada		Barbados
2031	135,973	EXPIRY		EXPIRY
2032	2,596,668	2022	192,061	2021	2,217,474
TOTAL	2,732,641

The deferred tax assets have not been recognized because at this stage of the Company’s development, it is not determinable that future taxable profit will be available against which the Company can utilize such deferred income tax assets.

BIOLOGIX HAIR INC.
(formerly Cranium Technologies (USA) Inc.)
(A development stage company)
(As expressed in US dollars)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date the financial statements are issued and as a result, is reporting the following:

On September 21, 2012 the Company signed a Letter of Intent to enter into negotiations to effect a business combination, subject to regulatory approval by the U.S. Securities and Exchange Commission, consisting of a share for share exchange of 26,430,000 of the Company’s common stock for an equal number of new restricted shares of T & G Apothecary, Inc. (“TGAI”), a reporting issuer.  On December 13, 2012 TGAI changed its name to Biologix Hair Inc., and on January 9, 2013 the share exchange agreement closed resulting in a reverse acquisition. The reverse acquisition was accounted for as a recapitalization effected by a share exchange, wherein the Company is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized. As a result of these transactions, the business combination resulted in the combined Company having 56,630,000 issued and outstanding common shares. The obligation to repay the principal of the promissory note formerly payable to TGAI terminated promptly upon execution of the Share Exchange Agreement.

Subsequent to December 31, 2012 the Company made principal payments in the amount of $25,500 against the $3,900,000 promissory notes.

Subsequent to December 31, 2012, the Company received $225,000 pursuant to a private placement to subscribe to the purchase of the Company’s shares at a price of $1.00 per share for total proceeds of $225,000.

Subsequent to December 31, 2012, the Company signed convertible promissory notes in the amounts of $50,000 and $100,000 payable to Unionashton, respectively on January 4, 2013 and January 16, 2013, due and payable on demand.  The loan bears interest at the rate of 5% per annum and payable on demand. Any interest and principal due under the convertible note is convertible, at the lenders option, into the Company`s common shares at an exercise price of $1.00 per share.

Subsequent to December 31, 2012, the first payment totalling $1,040,000 pursuant to the Convertible Promissory Note with HRSE is in default and the Company is currently negotiating new terms with HRSE.

See also Note 7(b) and (d).

Item 9.          Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.       Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Limitations on the Effectiveness of Internal Controls

Our management, including our chief executive officer and our chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

Changes in Internal Control

During the fiscal year ended December 31, 2012 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       Other Information

On January 17, 2013 we issued a news release announcing the appointment of Ms. Donna Lieder as our vice-president of clinician licensing.

On January 22, 2013 we issued a news release announcing the opening of our corporate communications center in Halifax, Nova Scotia, and the appointment of Ms. Janice Matthews as our vice-president of corporate communications.

The corporate communications center will serve as an in-house frontline point of contact for general inquiries about our company and the Biologix Hair Therapy SystemTM as well as corporate questions from investors and shareholders. Those with clinician licensing questions are encouraged to contact the clinician licensing department in Toronto directly.

The corporate communications center is located in the heart of the city in the Purdy's Wharf office complex, a high tech center with modern conveniences with a reliable, stable communications infrastructure. The area has a surplus of high quality talent available at lower labor costs as compared to other areas and Biologix has contracted with an international employee development group to train local staff. As an added benefit, Halifax lies within the Atlantic time zone (an hour ahead of Eastern), which helps bridge the time difference between Europe and North America, allowing for more efficient communication across the regions.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

The following table sets forth the directors, executive officers, promoters and control persons, their ages, and all offices and positions held within our company as of December 31, 2012.  Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders and qualified.  Officers and other employees serve at the will of the board of directors.

Name	Age	Position	Date First Elected or Appointed
Lilia Roberts	44	Chief Financial Officer, Secretary, Treasurer, Director	August 21, 2012
Ronald Holland	62	Chief Executive Officer, President and Director	January 9, 2013
Diego Castresana	42	Vice President of Research and Development and Director	January 24, 2012
Thomas McDermott	65	Chairman and Director	January 30, 2012
Donna Lieder	51	Vice President of Clinician Licensing	January 17, 2013
Janice Matthews	52	Vice President of Corporate Communications	January 22, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Lilia Roberts, Chief Financial Officer, Secretary, Treasurer, Director

Lilia Roberts has served as chief financial officer, secretary, treasurer and director of our company since August 21, 2012.  Ms. Roberts is a seasoned Human Resource professional with over 15 years experience in the healthcare arena.

Since 2009, she has managed her own HR consulting and recruiting firm Healthcareerbuilder LLC.  Prior to her running her own business, she held many management roles in the area of healthcare. From the fall of 2008 until mid 2009, she held the title of Midwest Regional Manager for Medical Associates Consulting and recruited Anesthesiologists and CRNA's nationwide.  Her primary responsibilities were directing all recruiting activities of staff physician recruiters in exceeding recruiting goals for her region.  She also served as a resource and mentor to staff physicians in their recruiting efforts.

Prior to this role from early 2005 until the fall of 2008, she managed two Behavioral Health Hospitals in the South Florida area as the Director of Human Resources and Recruitment.  Her primary duty was attracting and retaining a superior workforce.  She also participated in all executive meetings and shared in the decision making for the entire corporation.

From 1994 until late 2004, she managed and operated 3 Nursing Home Management companies as the Corporate Director of Human Resources and managed over 4000 FTE's.  She has professional experience in employee/labor relations, including FLSA, EEOC, FMLA, and the ADA.  She worked hand-in-hand with a top labor and employment attorney to develop all company policies and procedures and she solely set up a companywide benefits program.  She was also a corporate trainer and managed a department of over 26 employees with the Avante Group.  Ms. Roberts holds a degree in Human Resource Management and is currently enrolled in a Master's program in Alternative Medicine.

We believe that Ms. Roberts is qualified to sit on our board of directors due to her extensive consulting and managing experience.

Ronald Holland, President, Chief Executive Officer and Director

Ron Holland has served as president, chief executive officer and director of our company since January 9, 2013. From 1976 to 1980 Ron Holland served as head of the trust department of First Citizens Bank & Trust in Greenville, SC, where he began working in 1975.   From 1980 to 1983 Mr. Holland served as president of International Retirement Consultants, an international consulting firm specializing in retirement planning.  From 1995 to 2001 he served as president of JML Swiss Investment Counselors USA Inc., a Swiss-owned U.S. securities broker/dealer licensed in 47 states of the U.S.

During his tenure at Swiss Investment Counselors USA Mr. Holland developed and introduced several innovative investment products to investors in the U.S., including the first gold IRA program and the first Swiss-franc denominated variable annuity portfolio licensed in the US. Mr. Holland is the author of several books, including The Threat to The Private Pension System and Escape the Pension Trap, and of numerous articles focusing on politics and the investment markets. He speaks frequently at financial conferences around the world, including FreedomFest in Las Vegas and World Economic Summit (the free-market alternative to Davos in the Bahamas).

Mr. Holland is qualified to sit on our board of directors due to his experience with the financial markets.

Dr. Diego Castresana – Vice President of Research and Development and Director

Diego Castresana, MD, Ms. H.S.A., was appointed as vice president of research and development and as a director of our company on January 24, 2013.  Dr. Castresana is a physician from Universidad del Norte in Barranquilla, Colombia, having obtained his degree in 1993. He attained a master’s degree in health services administration from Nova Southeastern University in 1999 and a certificate in Top Management from Universidad del Norte in 2004.

From October 1999 to September 2005 Dr. Castresana worked for Universidad del Norte as a graduate studies professor, director of graduate programs in health services administration, a hospital board member and as chief executive officer of the university hospital, where he led the process of transforming it from a basic healthcare center to a state-of-the-art university hospital with high-level complexity. In 2005 Dr. Castresana moved to Cuenca, Ecuador to work for American Hospital Management Company as CEO of Hospital Universitario del Río, the largest university hospital in the south of the country. Dr. Castresana was appointed chief executive officer when the new facility was 45% built and directed all of the activities oriented towards completion of two buildings, occupying 37,000 m2 with state-of-the-art medical equipment and serving an area equal to one-fourth of the country.  Following this success, in August 2010 he became a private consultant for the healthcare sector in Barranquilla where he continues to live and work.

Thomas McDermott – Chairman of the Board and Director

Thomas McDermott was appointed as chairman of the board and as a director of our company on January 30, 2013.  Mr. McDermott has more than 40 years of management and executive experience in a wide range of business and government settings, as well as in business and political consulting. For 22 years, Mr. McDermott headed up a group of investors who owned seven radio stations in the Chicago market and served as chief executive officer of Northwest Indiana Forum, a group representing the needs of large- and medium-sized industry in a seven-county area for 12 years.

Mr. McDermott served as mayor of Hammond, Indiana from 1983 to 1991, the first republican elected to that office in 29 years. As mayor, he was chief executive officer of the municipal government's 1200 employees and $50 million budget. Prior to his election, Mr. McDermott managed successful political campaigns and oversaw circulation for two daily newspapers, the Chicago Sun Times and Hammond Times.

Tom McDermott attended Utah State and Napa College. He has received numerous leadership and community service awards, including the Hammond Chamber of Commerce's "Business Person of the Year," "Man of the Year" from Greater Hammond Community Services and the Lake County Economic Opportunity Council Service Award.

Donna Lieder – Vice President of Clinician Licensing

Donna Lieder was appointed as our company’s vice president of clinician licensing on January 17, 2013. Donna Lieder has over 20 years of international experience working in the financial services industry, beginning in retail banking in British Columbia and followed by bilingual banking in Paris.

She continued her career in Asheville, NC, where she worked with Offshore Seminars as a Conference Coordinator for domestic and international events, vice president of sales with JML Swiss Investment Counselors Inc., a US limited broker dealer registered in 47 states, and operations manager at UBS Financial Services Inc. in a supervisory role. Most recently she worked with The Himan Group at Merrill Lynch in Asheville, NC as a financial advisor and then registered client associate.

Donna's expertise is in working with ultra high net worth clients, including physicians, in coordinating complex pieces of a client's total financial picture; her ability to provide concise, easily understood overviews that make complicated issues a simple process is very valuable in her management position with our company.

An important aspect of executing our long-term business plan is the effective development of a worldwide customer base. Our customers are the medical professionals - clinicians and doctors - who will be legally able to administer our patent pending Biologix Hair Therapy SystemTM within their respective markets, subject to FDA and subsequent territorial approvals.

Donna has extensive international sales experience and possesses the qualities it takes to lead a global customer development effort. Her team will focus on contracting with clinicians and doctors who seek to secure certain exclusive purchasing and treatment certification rights for the Biologix Hair Therapy SystemTM in advance of regulatory approvals.

Janice Matthews – Vice President of Corporate Communications

Janice Matthews was appointed as our company’s vice president of corporate communications on January 22, 2013. Ms. Matthews will head up our company’s corporate communications center in Halifax, Nova Scotia. Janice brings nearly three decades of experience in communications with a wide variety of clients from around the world. Ms. Matthews said, "I am excited about working with such a talented, forward-looking group of people in this cutting-edge opportunity and intend to put my experience and skills to work immediately to contribute value to the Biologix team. The Communication Center's placement in beautiful Halifax is certainly an added bonus for me."

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Employment Agreements

We have no formal employment agreements with any of our employees, directors or officers.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate law of the State of Nevada and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We have no formal audit committee, and thus, we have no audit committee financial expert. Our board is responsible for reviewing our financial reporting procedures, internal controls, and the performance of our auditors. Our board is also responsible for reviewing all disclosure with respect to financial matters prior to filing or release. Lilia Roberts is our chief financial officer. Ms. Roberts reports to our board in her capacity as chief financial officer.

Audit Committee Financial Expert

Our board of directors has not determined whether  a member of its audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our sole director does not believe that it is necessary to have such committees because believes the functions of such committees can be adequately performed by the sole member of our board of directors.

Compensation Committee

We have no formal compensation committee. Our board determines the terms of the compensation packages provided to our senior executive officers, including salary, bonus and awards under our stock option plan and any other compensation plans that we may adopt in the future.

Corporate Governance Committee

We have no formal corporate governance committee. Our board meets with and discusses current disclosure issuances with our management personnel and with our legal counsel, in order to not only report any matters which should be the subject of either public disclosure or remedial action, but also to assist in establishing reporting and disclosure procedures to ensure that we are in compliance with our disclosure and compliance obligations under applicable laws, rules and obligations.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.  When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Item 11.        Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2012 and 2011; and

(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lilia Roberts(2) Chief Financial Officer, Secretary, Treasurer and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ronald Holland(1) President, Chief Executive Officer and Director	2012 2011	20,000 Nil	Nil Nil	Nil Nil	169,334 Nil	Nil Nil	Nil Nil	69,863 Nil	259,197 Nil
Carolyne Johnson(3) Former President, Chief Executive Officer, Principal Executive Officer Chief Financial Officer, and Director	2012 2011	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil
Scott A. Stupprich(4) Former Secretary	2012 2011	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)
Lilia Roberts was appointed as our president, chief executive officer, chief financial officer, secretary, treasurer and director on August 21, 2012 and resigned as president and chief executive officer on January 9, 2013.

(2)	Ronald Holland was appointed as our president, chief executive officer and as a director on January 9, 2013.
(3)	Carolyne Johnson resigned from all positions with our company on August 21, 2012.
(4)	Mr. Stupprich resigned as our secretary on August 21, 2012

Summary of Employment Agreements and Material Terms

We have not entered into any agreements with our directors and officers.

2012 Grants of Plan-Based Awards

There were no grants of plan based awards during the year ended December 31, 2012.

On January 23, 2013 our directors approved the adoption of the 2013 Stock Option Plan which permits our company to issue up to 5,000,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2013 Stock Option Plan.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2012, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the years ended December 31, 2012.

Director Independence

We currently act with four directors, consisting of Ronald Holland, Lilia Roberts, Dr. Diego Castresana, and Thomas McDermott. We have not made any determination as to whether any of our directors are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 15, 2013 , certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership(1)	% of Common Stock(2)
Lilia Roberts 3330 South Federal Highway, Suite 200, Boynton Beach, FL 33435	Common Stock	1,000,000	1.765%
Ronald Holland 33 Hazelton Avenue, #343, Toronto, Ontario, M5R 2E3	Common Stock	3,300,000	5.827%
Diego Castresana CRA 53 #91-23, Casa 7 Barranquilla, Columbia	Common Stock	Nil	0%
Thomas McDermott 1150 Churchill Lane Crown Point, IN 46307	Common Stock	Nil	0%
DIRECTORS AND OFFICERS – TOTAL (Two Officers and One Director)		4,300,000 Shares	7.593%

5% SHAREHOLDERS
NONE	Common Stock	Nil	Nil

(1)
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

(2)	The percentage shown is based on denominator of 56,630,000 shares of common stock issued and outstanding as of April 15, 2013.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Other than the transactions described above and under the heading “Executive Compensation” (or with respect to which such information is omitted in accordance with SEC regulations), since December 31, 2012 there have not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a participant in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On January 19, 2011 we entered into a promissory note agreement whereby we received $18,475 from one of our director and officer. The note accrues interest at a rate of 10.0% per annum, is unsecured and is due on demand.  On August 21, 2012, this note, plus accrued interest was forgiven in full.  We recorded the resulting gain on forgiveness of debt as an equity contribution.

As of August 31, 2012, a related party paid expenses on our behalf in the amount of $9,329 and advanced $5,000 for operating expenses.  This amount, accrued in Notes payable – related party, bears no interest and is due on demand.

	Year ended	Period from October 4, 2011 (inception)
	December 31	to December 31
	2012	2011
Related party transactions with directors/executives and companies controlled by directors/executives
Clinician research and reformulation	215,336	-
Consulting and management fees	561,129	-
Professional fees	112,827	20,449
Product graphic and logo creation	-	22,260
Wages and benefits	98,786	-
Warehousing and distribution	10,000	-
Website development and maintenance	105,770	36,850

	As at December 31, 2012	As at December 31, 2011
Amounts due to related parties
Ron Holland, CEO and a director	45,683	-
Christian Gomez, former CFO and director	3,000	-
Daniel Hunter, former President	42,337	5,773
Donna Lieder, VP Clinician Licensing	32,210	-
Jolee Consulting Corp., a company controlled by a former VP of Shareholder Communications	9,875	-
Richardo Faria, former CTO	24,150	-
Dr. Diego Castresana, VP R&D and a director	10,000	-
MacDonald Tuskey, a principal is a former director of the Company	22,234	9,333
	189,489	15,106

Item 14.        Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2012 and for fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2012		December 31, 2011
Audit Fees		$50,000		$11,000
Audit Related Fees		$15,800	$	nil
Tax Fees		$8,000		$7,000
All Other Fees	$	nil	$	nil
Total		$73,800		$18,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.        Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit No.	Description
(2)	Plan of Acquisition, Reorganization, Arrangement of Liquidation or Succession
2.1
Share Exchange Agreement with Biologix Hair Inc. (Florida), and the Shareholders of Biologix Hair Inc. (Florida) dated November 23 2012 (incorporated by reference to our Current Report on Form 8-K filed on November 23, 2012).

(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2011).

Exhibit No.	Description
3.2	Certificate of Amendment filed on December 5, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012.).
3.4	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2011).
(4)	Instrument Defining the Rights of Security Holders, Including Indentures
4.1	Instrument Defining the Right of Holders – Form of Share Certificate (incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2011).
(10)	Material Contracts
10.1
Intellectual Property License Agreement dated December 9, 2011 between Cranium Technologies Ltd. (now Biologix Florida) and Biologix Barbados (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).

10.2	Lease Agreement between Cranium Technologies Ltd. and Tom David dated December 15, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).
10.3	Lease Agreement between Cranium Technologies Ltd. and PSS Investments I Inc.,et al, dated July 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).
10.4
Intellectual Property Purchase and Sale Agreement and Convertible Grid Promissory Note dated April 11, 2012 between Biologix Barbados Hair Research and Science Est. (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).

10.5	Amending Agreement dated August 1, 2012 between Biologix Barbados Hair Research and Science Est. (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013)
10.6	Amending Agreement dated November 30, 2012 between Biologix Barbados Hair Research and Science Est. (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).
10.7
Share Purchase Agreement among Biologix Hair Inc. (Biologix Florida) and Biologix Hair Science Ltd. (Biologix Barbados)and the selling shareholders of Biologix Barbados dated April 19, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).

10.8	Letter of Agreement dated October 1, 2012 between Biologix Florida and Unionashton Management Ltd. (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).
10.9	Letter of Agreement dated November 14, 2012 between Biologix Florida and Unionashton Management Ltd. (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).
10.10	Letter of Agreement dated December 14, 2012 between Biologix Florida and Unionashton Management Ltd. (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).
10.11	Letter of Agreement dated January 4, 2012 between Biologix Florida and Unionashton Management Ltd. (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).
10.12
Research and Development Agreement dated July 3, 2012 between Biologix Barbados and Beijing BIT&GY Pharmaceutical R&D Co. Ltd. (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).

10.13
Warehousing & Distribution Agreement dated September 1, 2012 between Biologix Barbados and KD Consultoria & Servicios S.A.S (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).

10.14	2013 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on January 28, 2013).
10.15	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on January 28, 2013).

Exhibit No.	Description
(21)	Subsidiaries of the Registrant
21.1	The following is a list of subsidiaries of our subsidiaries. Our company owns, directly or indirectly, 100% of the voting securities of each of the listed subsidiaries.

Biologix Hair Inc.	Florida
Biologix Hair (Canada) Inc.	Canada
Biologix Hair Science Ltd.	Barbados
Biologix Hair, Panama S.A	Panama
Biologix Hair South America S.A.	Panama
Biologix Hair (Hong Kong) Limited	Hong Kong

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIOLOGIX HAIR INC.
(Registrant)

Dated: April 16, 2013	/s/ Ronald Holland
Ronald Holland
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 16, 2013	/s/ Lilia Roberts
Lilia Roberts
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2013	/s/ Ronald Holland
Ronald Holland
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: April 16, 2013	/s/ Lilia Roberts
Lilia Roberts
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)

Dated: April 16, 2013	/s/ Diego Castresana
Diego Castresana
Vice President of Research and Development and Director

Dated: April 16, 2013	/s/ Thomas McDermott
Thomas McDermott
Chairman and Director