Form 10-Q
period 2013-03-31
BIOLOGIX HAIR INC.
filed 2013-05-21
CIK 1510775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____

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

☐	YES	☒	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

☐	YES	☒	NO

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
56,630,000 common shares issued and outstanding as of May 20, 2013.

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

 BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

(As expressed in US dollars)

(Unaudited – Prepared by Management)

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – Prepared by Management)

INTERIM CONSOLIDATED BALANCE SHEETS

As at	March 31 2013	December 31 2012
	$	$
ASSETS
Current
Cash and cash equivalents	67,136	63,755
Taxes receivable	-	69,633
Prepaid expenses and deposit (Note 4)	175,729	250,682

Total current assets	242,865	384,070

Prepaid expense – long term (Note 4)	-	31,270

Property and equipment (Note 5)	133,439	154,079

Website development cost (Note 6)	97,296	94,272

Total assets	473,600	663,691

LIABILITIES
Current
Accounts payable and accrued liabilities	494,735	423,876
Due to related parties (Note 8)	5,673	189,489
Current portion of promissory and convertible promissory notes (Note 7)	11,504,439	7,604,595
	12,004,847	8,217,960

Non-current portion of promissory and convertible promissory notes (Note 7)	3,302,873	6,663,675

Total liabilities	15,307,720	14,881,635

STOCKHOLDERS’ EQUITY
Common stock (Notes 1 and 9)
Authorized: 900,000,000 common shares, $0.001 par value
Issued and outstanding: 56,630,000 (December 31, 2012: 26,430,000 at $0.001 par value) common shares	56,630	26,430

Additional paid-in capital	13,161,857	11,248,754
Share subscriptions received in advance (Note 9)	650,000	-
Accumulated other comprehensive income	5,156	6,087
Deficit	(28,707,763)	(25,499,215)

Total stockholders’ equity (deficiency)	(14,834,120)	(14,217,944)

Total liabilities and stockholders’ equity	473,600	663,691

See accompanying notes to the interim consolidated financial statements

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – Prepared by Management)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31, 2013	Three months ended March 31, 2012	Cumulative from October 4, 2011 to March 31, 2013
	$	$	$

OPERATING EXPENSES
Amortization of website development costs (Note 6)	11,608	7,306	46,881
Bank charges	1,454	2,782	14,749
Clinical research and reformulation	83,104	-	1,103,087
Consulting and management fees (Note 8)	116,994	158,871	973,060
Depreciation (Note 5)	20,640	18,264	103,189
Foreign exchange (gain) or loss	(2,059)	67	(185)
Insurance	3,785	2,677	7,110
Interest	814,942	5,425	2,965,898
IPR&D expense (Note 2b)	-	-	18,679,530
Licences and permits	312	-	6,702
Loss on disposition of assets (Note 5)	-	-	6,362
Marketing and sales promotion	55,348	-	426,278
Office and administrative	29,196	3,495	103,148
Professional fees	35,883	22,536	320,494
Relocation fees	8,236	57,435	79,985
Rent	123,617	46,980	395,639
Royalty	119,870	-	388,847
Stock based compensation	1,615,956	-	2,578,484
Telephone	6,000	1,242	27,998
Transfer agent fees	1,651	1,000	4,857
Travel and promotion	53,963	144,603	445,083
Wages and benefits	52,758	-	113,735
Warehousing and distribution (Note 8)	-	-	10,000
Website maintenance	55,290	-	141,220
NET LOSS BEFORE INCOME TAXES FOR THE PERIOD	(3,208,548)	(472,683)	(28,942,151)

Deferred income tax recovery	-	-	234,388
NET LOSS FOR THE PERIOD	(3,208,548)	(472,683)	(28,707,763)

OTHER COMPREHENSIVE INCOME
Currency translation adjustments	(931)	18,901	5,156

COMPREHENSIVE LOSS FOR THE PERIOD	(3,209,478)	(453,782)	(28,702,607)

LOSS PER SHARE – BASIC AND DILUTED	(0.06)	(47.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	53,610,000	10,000

See accompanying notes to the interim consolidated financial statements

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
From inception October 4, 2011 to March 31, 2013

	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Share Subscriptions Received In Advance	Deficit Accumulated in Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$	$

Balance, October 4, 2011	-	-	-	-	-	-	-
Issuance of common shares for cash
- $0.01 per share	10,000	10	90	-	-	-	100
Share subscriptions received in advance, net (Note 9)	-	-	-	-	527,500	-	527,500
Net loss for the period	-	-	-	-	-	(131,371)	(131,371)

Balance, December 31, 2011	10,000	10	90	-	527,500	(131,371)	396,229
Common shares issued for cash (Note 9)
- $0.05 per share, on April 18, 2012	9,450,000	9,450	463,050	-	(437,500)	-	35,000
- $0.25 per share, on April 18, 2012	6,220,000	6,220	1,548,780	-	(90,000)	-	1,465,000
- $0.80 per share, on May 2, 2012	2,500,000	2,500	1,997,500	-	-	-	2,000,000
- $1.00 per share, on June 22, 2012	1,500,000	1,500	1,498,500	-	-	-	1,500,000
- $1.00 per share, on September 24, 2012	250,000	250	249,750	-	-	-	250,000
Share issuance costs	-	-	(210,000)	-	-	-	(210,000)
Common shares issued for settlement of debt
- $0.25 per share (Note 2 and Note 9), on April 28, 2012	2,000,000	2,000	498,000	-	-	-	500,000
- $1.00 per share (Note 7 and Note 9), on June 6, 2012	500,000	500	499,500	-	-	-	500,000
$0.80 per share, acquisition of BHSL (Note 2), on May 18, 2012	4,000,000	4,000	3,196,000	-	-	-	3,200,000
Stock based compensation	-	-	962,528	-	-	-	962,528
Equity component of conversion beneficiary features, net of tax impact (Note 7)	-	-	278,776	-	-	-	278,776
Allocated value of warrants, net of tax impact (Note 7)	-	-	266,280	-	-	-	266,280
Net loss for the year	-	-	-	-	-	(25,367,844)	(25,367,844)
Currency translation adjustments	-	-	-	6,087	-	-	6,087

Balance, December 31, 2012	26,430,000	26,430	11,248,754	6,087	-	(25,499,215)	(14,217,944)

See accompanying notes to the interim consolidated financial statements

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
From inception October 4, 2011 to March 31, 2013

	Common Shares	Stock Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Share Subscriptions Received In Advance	Deficit Accumulated in Development Stage	Total Stockholders’ Equity (Deficiency)
		$	$	$	$	$	$

Balance, December 31, 2012	26,430,000	26,430	11,248,754	6,087	-	(25,499,215)	(14,217,944)
Recapitalization – Biologix Nevada (Note 2(c) and 9)	30,200,000	30,200	297,147	-	-	-	327,347
Share subscriptions received in advance, net (Note 9)	-	-	-	-	650,000	-	650,000
Stock based compensation	-	-	1,615,956	-	-	-	1,615,956
Net loss for the period	-	-	-	-	-	(3,208,548)	(3,208,548)
Currency translation adjustments	-	-	-	(931)	-	-	(931)

Balance, March 31, 2013	56,630,000	56,630	13,161,857	5,156	650,000	(28,707,763)	(14,834,120)

See accompanying notes to the interim consolidated financial statements

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2013	Three months ended March 31, 2012	Cumulative from October 4, 2011 to March 31, 2013
	$	$	$
OPERATING ACTIVITIES:
Net loss from operations	(3,208,548)	(472,683)	(28,707,763)
Items not affecting cash and cash equivalents
- Amortization of website development costs (Note 6)	11,608	7,306	46,881
- Depreciation (Note 5)	20,640	18,264	103,189
- Accrued interest	814,042	5,425	2,963,941
- IPR&D expense (Note 2)	-	-	18,679,530
- Stock based compensation	1,615,956	-	2,578,484
- Loss on disposition of assets	-	-	6,362
- Deferred income tax recovery	-	-	(234,388)

Changes in non-cash working capital items
- Taxes receivable	69,633	(16,940)	-
- Prepaid expenses and deposit	74,953	(41,841)	(207,000)
- Prepaid expenses – long term	31,270	-	31,270
- Accounts payable and accrued liabilities	65,691	69,232	(160,278)
- Due to related parties	(183,816)	(9,347)	5,673
Net cash provided by (used in) operating activities	(688,571)	(356,902)	(4,894,099)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	1,065,000	4,640,100
Share subscriptions received in advance	650,000	-	1,177,500
Note payable	50,000	-	1,700,000
Net cash provided by (used in) financing activities	700,000	1,065,000	7,517,600

INVESTING ACTIVITIES:
Net cash paid on acquisition of BHSL (Note 2)	-	-	(2,192,569)
Net cash received on reverse acquisition (Note 2)	7,515		7,515
Intellectual property licence	-	(500,000)	-
Purchase of equipment	-	(144,331)	(245,718)
Proceeds from disposition of assets	-	-	2,728
Website development costs	(14,632)	(50,815)	(133,477)
Net cash provided by (used in) investing activities	(7,117)	(695,146)	(2,561,521)
Currency translation adjustments	(931)	226	5,156

INCREASE IN CASH AND CASH EQUIVALENTS	3,381	13,178	67,136
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	63,755	218,416	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	67,136	231,594	67,136

Supplemental disclosure of cash flow information:
Income tax paid	-	-	-
Interest paid	-	-	-

See accompanying notes to the interim consolidated financial statements

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – INCORPORATION, NATURE AND CONTINUANCE OF OPERATIONS

Biologix Hair Inc. (formerly T&G Apothecary, Inc.) (the “Company” or “Biologix Nevada”) was incorporated under the laws of the State of Nevada, U.S.A. on January 18, 2011. The Company was in the business of developing and marketing a 100% USDA Certified Organic personal care product line for women. However, as described below, the Company has recently changed its primary business focus to the development and commercialization of a hair therapy system. The Company has limited operations and in accordance with ASC 915, is considered a development stage company that had no revenues from inception to date. The Company has a December 31 year-end.

Effective January 9, 2013, the Company acquired 100% of the issued and outstanding shares of Biologix Hair Inc. (“Biologix Florida”), a company incorporated on October 4, 2011 in the state of Florida, U.S.A. in exchange for 26,430,000 post-split shares of the Company’s common stock and resulting in a reverse acquisition. On December 13, 2012, the Company changed its name from T&G Apothecary, Inc. to Biologix Hair Inc. to better reflect its new business. Upon the completion of the acquisition, the former shareholders of Biologix Florida held 47% of the Company’s issued and outstanding common stock and the composition of the board of directors has been changed by the majority of existing board members of Biologix Florida. As a result, the transaction was accounted for as a reverse acquisition for accounting purpose, as Biologix Florida was deemed to be the acquirer, and the interim consolidated financial statements are a continuation of the financial statements of Biologix Florida. As a result of these transactions, the business combination resulted in the combined Company having 56,630,000 issued and outstanding common shares. The Company and its subsidiaries resulted from the reverse acquisition are collectively referred to as the “Company”. See Note 2 (c).

The Company has incurred accumulated deficit of $28,707,763 to March 31, 2013 and has no source of revenue. The continuity of the Company’s future operations is dependent upon its ability to obtain financing and profitable operations from its establishment of Hair Therapy Centers. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue relying upon the issuance of equity securities to finance its operations. However there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2 – ACQUISITIONS

(a) Cranium Technologies Ltd.

Effective November 1, 2011, Biologix Florida acquired 100% of the outstanding common shares of Cranium Technologies Ltd. for total cash consideration in the amount of $5,000. As Cranium does not have any viable operation at the time of acquisition, the transaction does not constitute a business combination.

As the acquisition does not qualify as a business combination, with no assets and liabilities as at the date of acquisition, the consideration paid has been considered to be a transaction cost which has been expensed.

(b) Intellectual Property License (BHSL)

Biologix Florida entered into an Intellectual Property License Agreement (the “License Agreement”) on December 9, 2011 with BHSL, whereby Biologix Florida was granted an exclusive, perpetual license to market, sell and distribute the Invention (“Hair Growth Process”), being all formulae, products, processes, and technical know-how for the stimulation of hair growth and treatment of hair loss developed, owned or controlled by Hair Research and Science Est, (“HRSE”) and Licensed Intellectual Property relating to the Invention, within North America, Central America and the Caribbean, including all sovereign and non-sovereign areas therein. In full consideration of all rights granted, Biologix Florida agreed to pay to BHSL $250,000 within 30 days of signing of the License Agreement and $750,000 by January 30, 2012, and subject to a full due diligence review of the Invention and the Licensed Intellectual Property.  As at December 31, 2011, Biologix Florida had not yet completed the related full due diligence review of the above noted Invention and recorded the related consideration commitment as prepaid expense and accounts payable and accrued liabilities of $1,000,000, respectively.

During the fiscal year 2012 and on March 7, 2012, Biologix Florida completed its related due diligence review of the above noted Invention and signed an amendment to the License Agreement whereby the payment of the consideration was extended to March 31, 2012. Biologix Florida made cash payment of $500,000 with the remaining balance of $500,000 settled by the common shares of Biologix Florida at a value of $0.25 per share for 2,000,000 common shares on April 18, 2012. (Also see Note 9).  Upon the completion of the payments, Biologix Florida charged the considerations paid to in-process research and development (“IPR&D”) expenditures.

On April 11, 2012, BHSL entered into an amended Intellectual Property Purchase and Sale Agreement with HRSE whereby BHSL acquired certain Intellectual Property, including processes and formulae for the stimulation of hair growth and treatment of hair loss, for consideration in the amount of $10,100,000. $100,000 was paid upon execution of the agreement and $10,000,000 in the form of a promissory note bears interest rate of 3% per annum with following maturity date:

●	$2,000,000 on or before July 31st, 2012;
●	$3,000,000 on or before December 31, 2012; and
●	$5,000,000 on or before July 31, 2013.

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 2 – ACQUISITION (cont’d...)

(b) Intellectual Property License (BHSL) (cont’d...)

On April 19, 2012, Biologix Florida, through a Share Purchase Agreement entered into with the shareholders of the BHSL, acquired 100% of the issued and outstanding shares of BHSL for total consideration of $9,200,000. Pursuant to the Share Purchase Agreement, the consideration payment schedule was as follows:

1.	$2,100,000 cash payment within 30 days following the execution of the Share Purchase Agreement (paid);
2.	$3,900,000 payment in the form of a promissory note payable by April 19, 2014 (See Note 7); and
3.	An aggregate of 4,000,000 shares of Biologix Florida’s common stock with a fair value based on Biologix Florida’s recently announced financing of $0.80 per share (issued).

Upon the completion of the Share Purchase Agreement and in accordance with FASB ASC 805 Business Combinations, Biologix Florida determined that the above noted Share Purchase Agreement transaction does not constitute a business combination, and accordingly, has accounted for it as an asset acquisition.  The operations of BHSL have been included in the consolidated financial statements from the date of acquisition. The total purchase consideration has been measured at fair value of $8,450,713:

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

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

(c) Reverse Acquisition - Biologix Nevada

In connection with the reverse acquisition described in Note 1 and prior to the acquisition, Biologix Nevada had no business and did not meet the definition of a business under ASC 805, “Accounting for Business Combinations”. Accordingly, the reverse acquisition of Biologix Nevada by Biologix Florida has been accounted for as a capital transaction, in respect of which the net assets of Biologix Nevada on January 9, 2013 were accounted for as a recapitalization of Biologix Florida.  A breakdown of Biologix Nevada’s net assets as at January 9, 2013 is as follows:

January 9, 2013
Cash	$7,515
Promissory note receivable – Biologix Florida	325,000
Accounts payable	(5,168)

Net assets acquired	$327,347

The obligation to repay the $325,000 promissory note formerly payable from Biologix Florida to the Company was terminated promptly upon execution of the Share Exchange Agreement.

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biologix Florida, Biologix Canada and BHSL, and BHSL’s wholly owned subsidiaries Biologix Hair, Panama S.A. (“Biologix Panama”), Biologix Hair South America S.A. (“Biologix South America”) and Biologix Hair (Hong Kong) Limited (“Biologix HK”).
These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). All significant inter-company transactions and balances have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2013, the Company has cash and cash equivalents in the amount of $56,409 (December 31, 2012 - $44,577) which are over the federally insured limit. As at March 31, 2013 and December 31, 2012, the Company has $Nil of cash equivalents.

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

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

Warrant Issuance and Note Conversion Feature

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. The Company recorded the allocated value of the warrants at the time of issuance as additional paid-in capital and as a debt discount to the notes. The Company amortize the debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrants with the convertible notes, a beneficial conversion option is recorded as a debt discount reflecting the incremental conversion option intrinsic value of the conversion option provided to the holders of the notes. The Company also amortize this debt discount as interest expense over the life of the notes. The intrinsic value of each conversion option was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the number of shares into which the note is convertible.

Foreign Currency Translation

The Company’s functional currency and presentation currency is the U.S. dollars.  Biologix Canada’s functional currency is Canadian dollars. Biologix Florida, BHSL, Biologix HK, Biologix Panama and Biologix South America’s functional currency are all U.S. dollars.

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

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Foreign Currency Translation (cont’d…)

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

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

As at March 31, 2013 and December 31, 2012, the fair value of cash and cash equivalents was measured using Level one inputs.

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

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

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

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

BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 4 – PREPAID EXPENSES AND DEPOSIT

	March 31, 2012	December 31, 2012
Current
Deposits and advances	1,000	1,000
Prepaid rent	174,729	224,025
Employee advances	-	25,657
Prepaid expenses and deposit – current	175,729	250,682

Non-current
Prepaid rent	-	31,270
Prepaid expenses and deposit – non-current	-	31,270

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2013 and December 31, 2012 were summarized as follows:

March 31, 2013	Cost $	Accumulated Amortization $	Net book Value $
Computer equipment	17,124	5,351	11,773
Furniture and equipment	93,536	33,219	60,317
Leasehold improvements	125,968	64,619	61,349
	236,628	103,189	133,439

December 31, 2012	Cost $	Accumulated Amortization $	Net book Value $
Computer equipment	17,124	4,281	12,843
Furniture and equipment	93,536	26,574	66,962
Leasehold improvements	125,968	51,694	74,274
	236,628	82,549	154,079

During the three months ended March 31, 2013, $20,640 (2012: $18,264) amortization expense was charged to operations.  During the year ended December 31, 2012, $82,549 amortization expense was charged to operations. During the year ended December 31, 2012 the Company recognized loss on disposition of the asset of $6,362.

 BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 6 – WEBSITE DEVELOPMENT COSTS

March 31, 2013	Cost $	Accumulated Amortization $	Net book Value $
Website development	144,177	46,881	97,296

December 31, 2012	Cost $	Accumulated Amortization $	Net book Value $
Website development	129,545	35,273	94,272

During the three months ended March 31, 2013, $11,608 (2012: $7,306) amortization expense was charged to operations.  During the year ended December 31, 2012, $35,273 amortization expense was charged to operations.

NOTE 7 – PROMISSORY AND CONVERTIBLE PROMISSORY NOTES

	March 31,	December 31,
	2013	2012
	$	$
Promissory and convertible promissory notes - face value
(a) Promissory note
(b) Convertible promissory note (Unionashton)*	1,155,829	1,155,829
	200,000	200,000
	50,000	50,000
	50,000	-
	100,000	-
(c) Convertible promissory note (HRSE)*	9,540,000	9,540,000
(d) Promissory note (BHSL acquisition)	3,900,000	3,900,000
(e) Promissory note (Biologix Nevada)	-	325,000
	14,995,829	15,170,829
Effective interest rate - 12.5%	(1,538,712)	(1,538,712)
Net present value	13,457,117	13,632,117
Payment	(200,000)	(100,000)
Interest accretion	1,550,195	736,153
	14,807,312	14,268,270

Current portion	11,504,439	7,604,595
Non-current portion	3,302,873	6,663,675
	14,807,312	14,268,270

 BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 7 – PROMISORRY AND CONVERTIBLE PROMISSORY NOTES (cont’d ...)

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

b) Convertible Promissory notes – Honeywagon & Unionashton

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

 BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 7 – PROMISORRY AND CONVERTIBLE PROMISSORY NOTES (cont’d ...)

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

Pursuant to a convertible promissory note assignment agreement dated October 1, 2012 between Honeywagon and Unionashton Managment Ltd. (“Unionashton”), the promissory note in the amount of $1,050,754 plus accrued interest to October 1, 2012 of $105,075 for a total amount of $1,155,829 was assigned from Honeywagon to Unionashton and the Company replaced and signed a new convertible promissory note in the amount of $1,155,829, due and payable on demand. The loan bears interest at the rate of 5% per annum and shall be payable upon maturity. As additional consideration of the loans, the Company have granted Unionashton warrants to purchase an aggregate of 1,155,829 shares of the Company’s common share exercisable for a 5 year period at the Conversion Price per share. As a result, the aggregate principal value was allocated to the individual components on a relative fair value basis and the Company recorded $266,280 to additional paid-in capital as the fair value of the warrants, net of tax impact and $403,455 was charged to operations immediately as the convertible promissory note is due on demand (see Note 9 – warrants). Interest in the amount of $14,250 was accrued during the three months ended March 31, 2013 and cumulatively $28,817 was accrued as at March 31, 2013.

On November 14, 2012 the Company signed a promissory note for an additional $200,000 with Unionashton, due and payable on demand. The loan bears interest at 5%. Any interest and principal due under the promissory note is convertible, at the lenders option, into the Company’s common shares at the Conversion Price per share. Interest in the amount of $2,466 was accrued during the three months ended March 31, 2013 and cumulatively $3,781 was accrued as at March 31, 2013.

On December 14, 2012 the Company signed a promissory note for an additional $50,000 due and payable on demand. The loan bears interest at 5%. Any interest and principal due under the promissory note is convertible, at the lenders option, into the Company’s common shares at the Conversion Price per share. Interest in the amount of $617 was accrued during the three months ended March 31, 2013 and cumulatively $740 was accrued as at March 31, 2013.

 BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 7 – PROMISORRY AND CONVERTIBLE PROMISSORY NOTES (cont’d ...)

b) Convertible Promissory notes – Honeywagon & Unionashton (cont’d ...)

On January 4, 2013 the Company signed a promissory note for an additional $50,000 with Unionashton,  due and payable on demand. The loan bears interest at 5%. Any interest and principal due under the promissory note is convertible, at the lenders option, into the Company’s common shares at the Conversion Price per share. Interest in the amount of $596 was accrued as at March 31, 2013.

On January 16, 2013 the Company signed a promissory note for an additional $100,000 with Unionashton, due and payable on demand. The loan bears interest at 5%. Any interest and principal due under the promissory note is convertible, at the lenders option, into the Company’s common shares at the Conversion Price per share. Interest in the amount of $1,027 was accrued as at March 31, 2013.

c) Convertible promissory note – HRSE

On April 11, 2012 BHSL entered into an Intellectual Property Purchase and Sale Agreement with Hair Research and Science Est, (“HRSE”) whereby it acquired certain Intellectual Property, including processes and formulae for the stimulation of hair growth and treatment of hair loss, for consideration in the amount of $10,100,000 of Convertible Promissory Note. (See Note 2b).

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

The fair value of the amended Convertible Promissory Note is $9,090,833 on the date of amendment (August 1, 2012), with $255,194 representing the value net of tax impact ascribed to the creditors’ option to convert the principal amount into common shares of the Company and classified as additional paid-in capital and with $8,750,574 classified as liability portion of the amended Convertible Promissory Note, calculated as the net present value using an interest rate of 12.5%, which is the market interest rate that was payable on comparable notes without the conversion feature. On February 28, 2013, as the Company was unable to make the first term payment in full at due date, the Convertible Promissory Note with unpaid accrued interests of $9,913,650 are in default and are now due on demand. An imputed interest of $701,905 was accrued during the three months ended March 31, 2013 and cumulatively $1,163,075 was accrued as at March 31, 2013. The Company is currently negotiating a new term with HRSE.

 BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 7 – PROMISORRY AND CONVERTIBLE PROMISSORY NOTES (cont’d ...)

d) Promissory note – BHSL acquisition

Pursuant to the acquisition of 100% of the shares of BHSL, the Company made a payment of $ 3,900,000 in the form of a non-interest bearing promissory note payable by April 19, 2014 (see Note 2b). The fair value of the promissory note payable is $3,150,713 at inception, calculated as the net present value using an interest rate of 12.5%, which is the interest rate that was payable on comparable notes. An imputed interest of $93,180 was accrued during the three months ended March 31, 2013 and cumulatively $352,160 was deemed to have been accrued as at March 31, 2013. As at March 31, 2013 the Company has made principal payments in the amount of $200,000 against the $3,900,000 promissory notes. See also Note 12.

e) Promissory note – Biologix Nevada

On October 15, 2012, Biologix Florida signed a promissory note for $300,000 due and payable to Biologix Nevada on or before January 1, 2013. On December 20, 2012, Biologix Nevada further advanced a promissory note of $25,000. The loans bear interest at 10% per annum, payable on maturity. The obligation to repay the promissory note plus interest terminated promptly upon execution of the Share Exchange Agreement on January 9, 2013.  See also Note 1 and Note 2 (c).

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

Related party transactions with directors/executives or formal directors/executives and companies controlled by directors/executives or formal directors/executives:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012
	$	$
Clinical research and reformulatio	79,118	-
Consulting and management fees	85,813	72,788
Professional fees	15,000	16,032
Wages and benefits	39,887	-
Website development and maintenance	55,290	87,668
	275,108	176,488

 BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 8 – RELATED PARTY TRANSACTIONS (cont’d ...)

Amounts due to related parties:	As at	As at
	March 31,	December 31,
	2013	2012
	$	$

Ron Holland, CEO and a director	-	45,683
Christian Gomez, former CFO and director	-	3,000
Daniel Hunter, former President	-	42,337
Donna Lieder, VP Clinician Licensing	660	32,210
H. H Research Partners Corp, a company controlled by VP Media Relations	5,013	-
Jolee Consulting Corp., a company controlled by a former VP of Shareholder Communications	-	9,875
Richardo Faria, former CTO	-	24,150
Dr. Diego Castresana, VP R&D of BHSL, former director	-	10,000
MacDonald Tuskey, a principal is a former director of the Company	-	22,234
	5,673	189,489

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

On May 18, 2012, the Company issued 4,000,000 common shares at a value of $0.80 per share as partial consideration for the acquisition of 100% of the issued and outstanding shares of BHSL. See Note 2(b).

 BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9 – STOCKHOLDERS’ EQUITY (cont’d ...)

Common stock (cont’d ...)

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

Upon the reverse acquisition on January 9, 2013, 30,200,000 common shares issued by the Company prior to the acquisition were considered as a recapitalization to Biologix Florida.

Share subscriptions received in advance
As at March 31, 2013, share subscriptions received in advance consists of $650,000 (December 31, 2012 - $Nil) for 650,000 common shares at a value of $1.00 per share that have not yet been issued as at March 31, 2013. See Note 12.

Stock options

A summary of stock option activities is as follows:

	Options outstanding
		Weighted average	Weighted average
	Number of	exercise	remaining
	shares	price	contractual life (years)
Outstanding and exercisable at December 31, 2011	-	-	-
Granted	1,620,000	0.25	5.00
Cancelled	(1,620,000)	0.25	5.00

Outstanding and exercisable at December 31, 2012	-	-	-
Granted	1,475,000		1.00 4.83

Outstanding and exercisable at March 31, 2013	1,475,000		1.00 4.83

 BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9 – STOCKHOLDERS’ EQUITY (cont’d ...)

Stock options (cont’d ...)

During the three months ended March 31, 2013, the Company granted 1,475,000 stock options to employees, directors and consultants of the Company, entitling the holders to purchase common shares of the Company for proceeds of $1 per common share expiring January 28, 2018. These options were vested immediately upon granting. The fair value of the options, estimated using Black-Scholes Option Pricing Model, was $1,615,956. The amount has been expensed as stock based compensation during the period ended March 31, 2013.

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

	March 31, 2013	December 31, 2012
Risk free interest rate	0.29%	0.62%
Expected life	2 years	1 year
Annualized volatility	126%	121%
Expected dividends	-	-

The fair value of each option was estimated using Black-Scholes Option Pricing Model.  The assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy the Company’s stock with contractual terms closest to the expected life of options granted to employees, directors or consultants.

Warrants

The Company has the following warrants outstanding at March 31, 2013 and December 31, 2012:

	Number	Weighted	Weighted average
	of	average	remaining
	warrants	exercise	contractual life
		price*	(in years)

Balance outstanding, December 31, 2012	1,155,829	$1.00	4.75
Balance outstanding, March 31, 2013	1,155,829	$1.00	4.50

 BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9 – STOCKHOLDERS’ EQUITY (cont’d ...)

Warrants (cont’d ...)

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

NOTE 10 – COMMITMENTS

BHSL has entered into a research and development partnership agreement with Beijing BIT & GY Pharmaceutical R&D Co. Ltd. (“BIT”). The primary focus of the $1,050,000 R&D project is for BIT to refine and potentially enhance the formulation of Biologix Revive – the core of the Biologix Hair Therapy System™ – as well as to conduct extensive controlled testing in accord with the stringent requirements of regulatory agencies such as the Food and Drug Administration (FDA), Health Canada and the European Medicines Agency (EMA). During the year ended December 31, 2012, $787,500 of the total contract amount was charged to operations with $262,500 payable to BIT as at December 31, 2012 and March 31, 2013.

 BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 10 – COMMITMENTS (cont’d ...)

On September 1, 2012, BHSL entered into a warehousing and distribution agreement with KD Consultoria & Servicios S.A.S. (“KDCS”), an affiliated company of a director of the Company incorporated under the laws of Colombia, pursuant to which BHSL has engaged KDCS to provide certain pharmaceutical warehousing, inventory, and distribution services via KDCS’s facility located in Baranquilla, Colombia or Medellin, Colombia. Either party may terminate the agreement with 30 days written notice. The term of the agreement ends August 31, 2014 unless earlier terminated. The facility will serve as a distribution center by the sale of Biologix Revive in Colombia, and other eligible South America jurisdictions subject to requisite regulatory approvals. The Company has agreed to pay to KDCS $15,000 for each 6 months period during the term of the agreement, and royalty equal to 4% of the wholesale distribution price of each unit of Biologix Revive distributed through KDCS’s facility. The agreement was terminated at the end of the first 6 month period.

NOTE 11 – SEGMENTED INFORMATION

For the three months ended March 31, 2013, the Company operated solely for the Biologix therapy business. The Company is located and operated in Canada and Barbados. The Company’s total assets and net loss by geographic locations for the three months ended March 31, 2013 is as follows:

Loss			March 31, 2013
			$
Canada			(2,428,228)
Barbados			(780,320)
			(3,208,548)

Assets	Canada	Barbados	Total
	$	$	$

Cash	65,414	1,722	67,136
Other assets	406,464	-	406,464
	471,878	1,722	473,600

NOTE 12 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company evaluated subsequent events through the date the financial statements are issued and as a result, is reporting the following:

a.
Subsequent to March 31, 2013, the Company signed promissory notes in the amount of $250,000 on May 1, 2013, due and payable on demand. The loan bears interest at the rate of 12% per annum and is payable on demand.

b.
Pursuant to the acquisition of 100% of the shares of BHSL, the Company made a payment of $ 3,900,000 in the form of a non-interest bearing promissory note payable by April 19, 2014 (see Note 7 (d)). On April 30, 2013, the Company entered agreements to convent debt for equity with two of the selling shareholders, Pendolino Investments Ltd. (“Pendolino”) and Gruppen Investments Ltd. (“Gruppen”).  Effective immediately, Pendolino agreed to convert USD$1,887,000 of debt into 943,500 common shares of our company and Gruppen agreed to convert USD$906,500 of debt into 453,250 common shares of the company.  Pursuant to these two agreements, the Company converted an aggregate of $2,793,500 of debt, payable pursuant to the promissory notes, into 1,396,750 common shares of the Company at a conversion price of USD$2.00 per common share.

c.	See also Note 7 (c).

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

As used in this quarterly report, the terms "we", "us", "our" and "our company" mean Biologix Hair Inc., and our wholly owned subsidiary, Biologix Hair Inc., a Florida company, unless otherwise indicated.

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

On January 9, 2013, we closed the share exchange by issuing the required 26,430,000 post-split common shares to the Biologix Florida shareholders.  Concurrently our former director and officer, Lilia Roberts, cancelled 30,700,000 and transferred 3,300,000 of her 35,000,000 post-split shares of our stock.  As a result of these transactions, we had 56,630,000 issued and outstanding common shares upon the closing of the share exchange with Biologix Florida.

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

In full consideration of all rights, title and interest acquired by Biologix Barbados in the purchase agreement, Biologix Barbados agreed to pay to Hair Research and Science Est. aggregate consideration of $10,640,000 payable as follows:

●	US $100,000 upon execution of the purchase agreement by the parties (which amount has been paid);

●	500,000 common shares of Biologix Hair Inc. valued at US$1 per common share (which shares have been issued);

●	US $10,040,000 in the form of a promissory note granted to Hair Research and Science Est., for which the following payment schedule has been agreed:

	●	US $500,000 on or before June 30, 2012 (which amount has been paid);

	●	US $1,040,000 on or before February 28, 2013 (as at the date of this report this amount has not been paid and our Company is currently re-negotiating the terms);

	●	US $2,000,000 on or before June 30, 2013;

	●	US $3,000,000 on or before October 31, 2013; and

	●	US $3,500,000 on or before January 31, 2014.

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

●	a royalty equal to 6% of gross sales actually received by Biologix Barbados in respect of sales of the Biologix ReviveTM in South America;

●	a minimum quarterly guarantee of US$50,000 payable upon completion of each of the first four fiscal quarters beginning with the quarter ending on March 31, 2012;

●	a quarterly guarantee of USD$100,000 payable upon completion of the fiscal quarter ending on March 31, 2013 and for each fiscal quarter completed thereafter;

●	all quarterly guarantees paid shall accrue and be deductible from all treatment or product royalties payable in future periods.

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

On September 1, 2012, Biologix Barbados entered into a warehousing and distribution agreement with KD Consultoria & Servicios S.A.S (KDCS), a company incorporated under the laws of Colombia, pursuant to which Biologix Barbados has engaged KDCS to provide certain pharmaceutical warehousing, inventory, and distribution services via KDCS’s facility located in Baranquilla, Colombia or Medellin, Colombia.   Either party may terminate the agreement with 30 days written notice. The term of the agreement ends August 31, 2014 unless earlier terminated.  The facility will serve as a distribution center for the sale of Biologix ReviveTM in Colombia, and other eligible South American jurisdictions subject to requisite regulatory approvals.  We have agreed to pay to KDCS $15,000 for each 6 month period during the term of the agreement, and a royalty equal to 4% of the wholesale distribution price of each unit of Biologix ReviveTM distributed through KDCS’s facility.  KDCS is an affiliated company of our former director, Dr. Diego Castresana.

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

On April 19, 2012, Biologix Florida entered into a share purchase agreement with Biologix Barbados and the shareholders of Biologix Barbados.  Pursuant to the agreement, Biologix Florida acquired 100% of the outstanding securities of Biologix Barbados.  As consideration for all of the outstanding securities of Biologix Barbados, we issued the selling shareholders 4,000,000 shares of common stock of Biologix Florida, and $2,100,000 in cash and $3,900,000 in promissory notes, payable by April 19, 2014, on a pro-rata basis to the selling shareholders.

On April 30, 2013, we entered agreements to convert debt for equity with two of the selling shareholders, Pendolino Investments Ltd. and Gruppen Investments Ltd.  Effective April 30, 2013, Pendolino agreed to convert $1,887,000 of debt into 943,500 common shares of our company and Gruppen agreed to convert $906,500 of debt into 453,250 common shares of our company.  Pursuant to these two agreements, we converted an aggregate of $2,793,500 of debt, payable pursuant to the promissory notes, into 1,396,750 common shares of our company at a conversion price of $2.00 per common share.

Plan of Operation

A brief summary of the major stages of our business plan that we are seeking to complete over the next 12 months (beginning April, 2013) and the cost estimates to complete each step are as follows:

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012 and Period from January 18, 2011 (inception) to March 31, 2013

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended March 31, 2013 and 2012 which are included herein.

Our operating results for the three month periods ended March 31, 2013 and 2012 and the period from January 18, 2011 (inception) to March 31, 2013 are summarized as follows:

	Three Months Ended				From January 18, 2011 (Inception) To
	March 31,				March 31,
	2013		2012		2013
Revenue	$	Nil	$	Nil	$ Nil
Operating expenses		(3,208,548)		(472,683)	(28,942,151)
Other comprehensive income		(931)		18,901	5,156
Net Loss		$(3,209,478)		$(453,782)	$(28,702,607)

We generated no revenue for the period from January 18, 2011 (inception) to March 31, 2013. Our operating expenses during three months ended March 31, 2013 were $3,208,548 compared to $472,683 during the same period ended 2012.   We incurred operating expenses of $28,942,151 for the period from January 18, 2011 (inception) to March 31, 2013. We recorded a net loss of $3,209,478 for the three months ended March 31, 2013, as compared with $453,782 for the same period ended March 31, 2012 and $28,702,607 for the period from January 18, 2011 (inception) until March 31, 2013.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31, 2012	December 31, 2012
Current Assets	$242,865	$384,070
Current Liabilities	$12,004,847	$8,217,960
Working Capita (Deficit)l	$(11,761,982)	$(7,833,890)

Cash Flows

	Three Month	Three Month
	Period Ended	Period Ended
	March 31, 2013	March 31, 2012
Cash used in Operating Activities	$(688,571)	$(356,902)
Cash provided by Financing Activities	700,000	1,065,000
Cash provided by (used in) Investing Activities	(7,117)	695,146)
Net Increase (Decrease) in Cash and Cash Equivalents	$67,136	$231,594

As of March 31, 2013, we had total current assets of $242,865 and current liabilities of $384,070. We have a working capital deficit of $11,761,982 as of March 31, 2013.

We used $688,571 in cash for operating activities for the three month period ended March 31, 2013 compared with $356,902 for the same period in 2012.

Cash provided by financing activities for the three month period ended March 31, 2013 was $700,000 compared to $1,065,000 for the same period in 2012.

Cash used in investing activities for the three month period ended March 31, 2013 was $7,117 compared to $695,146 for the same period in 2012.

As of March 31, 2013, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

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

Critical Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of our company and its wholly owned subsidiaries, Biologix Florida, Biologix Canada and BHSL, and BHSL’s wholly owned subsidiaries Biologix Hair, Panama S.A. (“Biologix Panama”), Biologix Hair South America S.A. (“Biologix South America”) and Biologix Hair (Hong Kong) Limited (“Biologix HK”).

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”). All significant inter-company transactions and balances have been eliminated upon consolidation.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2013, our company has cash and cash equivalents in the amount of $56,409 (December 31, 2012 - $44,577) which are over the federally insured limit. As at March 31, 2013 and December 31, 2012, our company has $Nil of cash equivalents.

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

Warrant Issuance and Note Conversion Feature

In accordance with ASC 470-20, Debt with conversions and other options, the proceeds from the notes were allocated based on the relative fair values of the notes without the warrants issued in conjunction with the notes and of the warrants themselves at the time of issuance. Our company recorded the allocated value of the warrants at the time of issuance as additional paid-in capital and as a debt discount to the notes. Our company amortize the debt discount as interest expense over the life of the note. Additionally, as a result of issuing the warrants with the convertible notes, a beneficial conversion option is recorded as a debt discount reflecting the incremental conversion option intrinsic value of the conversion option provided to the holders of the notes. Our company also amortize this debt discount as interest expense over the life of the notes. The intrinsic value of each conversion option was calculated as the difference between the effective conversion price and the fair value of the common stock, multiplied by the number of shares into which the note is convertible.

Foreign Currency Translation

Our company’s functional currency and presentation currency is the U.S. dollars.  Biologix Canada’s functional currency is Canadian dollars. Biologix Florida, BHSL, Biologix HK, Biologix Panama and Biologix South America’s functional currency are all U.S. dollars.

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

As at March 31, 2013 and December 31, 2012, the fair value of cash and cash equivalents was measured using Level one inputs.

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

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer) and our and chief financial officer (principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer) and our and chief financial officer (principal financial officer and principal accounting officer)concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Effective January 28, 2013, we granted an aggregate of 1,475,000 stock options to certain employees, officers, directors and consultants of our company pursuant to our 2013 Stock Plan.  The stock options are exercisable for five years from the date of grant at an exercise price of $1.00 per share.

Also effective January 28, 2013, we entered into stock option agreements with certain employees, officers, directors and consultants in conjunction with granting of the stock options.

The stock options were issued an aggregate of 400,000 stock options to two (2) US persons, relying on Rule 506 under Regulation D and/or Section 4(2) of the Securities Act of 1933 and an aggregate of 1,075,000 stock options to eight (8) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On April 30, 2013, we issued an aggregate of 1,396,750 common shares of our company to two accredited investors (as that term is defined in Section 4(2) of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

Not applicable.

Item 5.       Other Information

Effective April 30, 2013, Lilia Roberts resigned as a director and Tom McDermott resigned as a director and as chairman of our board of directors.  Neither Ms. Roberts’ resignation nor Mr. McDermott’s resignation was the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

Concurrently with Mr. McDemott’s resignation, we appointed Ronald Holland as chairman of our board of directors.

On May 1, 2013, we appointed David Csumrik as a director of our company.

Effective May 5, 2013, Diego Castresana resigned as a director of our company.  Mr. Castresana’s resignation was not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.  He remains as the vice president of research and development of Biologix Hair Science Ltd., our wholly-owned Barbados subsidiary, which holds the intellectual property rights to Biologix Revive.

On May 6, 2013, we appointed Dr. Pankaj Modi as a director and as vice president of research and development, of our company.

On May 7, 2013, we appointed Wilhelm Keller as a director of our company.

On May 13, 2013, we appointed Ken Zadoorian as a director of our company.

On May 14, 2013, we appointed Michael Stocker as a director and chief executive officer and appointed Greg Wilson as chief financial officer of our company. Subsequently, on May 14, 2013, Ronald Holland resigned as our chief executive officer.

Ken Zadoorian – Director

Ken Zadoorian has built a long track record as a successful executive with an extensive background in large organizations and smaller start-ups as well as experience managing engineering, manufacturing, information technology, community relations and sales. Mr. Zadoorian has proven success in building and developing organizations as well as mergers and acquisitions and has offered business consulting through Axeo Consulting and Scottsdale Consulting.

During his 25-plus years at Eli Lilly & Company, Mr. Zadoorian held several management positions including director of human resources, Worldwide Manufacturing and Engineering and director of human resources, Corporate Staff Components, each position having responsibility for several thousand employees.

Additionally, Mr. Zadoorian has served as vice president of operations for American Optical Services/Exela Hearing Services; vice president, operations and human resources for Zounds, Inc.; vice president of human resources for Cox Communications; senior vice president of operations, facilities and human resources for PCS Health Systems; and vice president of administration for Advanced Cardiovascular Systems.

Ken Zadoorian’s formal education has included a B.S. in industrial management from Purdue University and the executives MBA Consortium at Indiana University. He has served as chairman of the board for Boys and Girls Clubs of Scottsdale, board director for Maricopa Community Colleges Foundation and board director for the Cal Ripken Sr. Foundation.

Dr. Michael Stocker – Director and CEO

Michael Stocker, PhD, has held executive positions in several companies, mainly in Latin America. He was part of the FUNDES International management team as well as Regional Manager Latin America for PROPEL Colombia. He also worked for the Boston Consulting Group, in its offices in Mexico, Spain and Switzerland, in connection with the development of business strategies and management structure for several worldwide active corporations and companies, among them Fortune 500 companies.

The consulting and technology branch of his own company, the Stocker Group, has offices in five countries and offers risk and knowledge management to international clients in several countries, including the United Nations and several governments in Latin America. In the mining industry, Dr. Stocker worked as a consultant and advisor for several companies and served as chief executive officer of a US public company.

Dr. Stocker has initiated and invested in several ventures, among them a company he founded in 2010 (Medtechtrade.com) in the medical equipment sector, which is currently offering second-hand medical equipment from hospitals in Europe to hospitals on all continents in need of such equipment.

Dr. Stocker has previously been retained as an adviser and consultant by the Inter-American Development Bank, the United Nations Industrial Development Organization, the Swiss State Secretariat for Economic Affairs, the World Bank's International Finance Corporation and the Organization of American States as well as several private companies.

Dr. Stocker holds a PhD in Economics from the University of St. Gallen, Switzerland and an MBA from the Community of European Management Schools. He has lived and worked in Latin America, chiefly in Chile, Colombia and Costa Rica, since 1993.

J. Gregory Wilson – Chief Financial Officer

J. Gregory Wilson is an entrepreneur and corporate finance strategist with more than 20 years experience advising and structuring capital market financings for start-up enterprises and assisting in developing and implementing successful business plans.

Upon graduation with a Bachelor’s degree in Economics from Queen’s University in Kingston, Ontario, Canada in 1985, Mr. Wilson began his career as a marketing representative with IBM. In 1988, he started and operated a business in the wellness industry that ultimately employed a staff of over 200 and generated annual revenues in excess of $13 million. Mr. Wilson sat on the National Advisory Board for this company in 1989 and 1990.

In 1992, Greg Wilson began a career in finance working with top Canadian investment firm Scotia McLeod. Over the ensuing 5 years, he went on to work with the Bank of Montreal’s investment arm, Nesbitt Burns, before finishing his mainstream financial career with Merrill Lynch in 1997. In late 1997, Mr. Wilson started EMT Capital Corp. and over the past 15 years has worked on a number of successful capital market transactions, including mergers and acquisitions, initial public offerings and private equity financings.

In 2005, Greg Wilson was part of the group that founded Paramount Gold & Silver Corp., a precious metals exploration company that currently trades on the NYSE and TSX. In early 2009, he co-founded and led the financing of a renewable energy company with a portfolio of over 600 megawatts of wind projects in Canada, the United States and Germany. He advised a client in late 2009 on the purchase of Consumer Choice Awards, a 23-year-old private company with operations across Canada. Mr. Wilson negotiated and structured the acquisition with the seller and raised the equity component of the purchase price. Mr. Wilson continues to sit on the Board of Directors.

Greg has completed the Canadian Investment Management program, and has been awarded the Fellow of the Canadian Securities Institute designation.

Biographies of the other directors and officers appointed above are incorporated by reference to our Form 8-K filed with the SEC on May 13, 2013.

Item 6.       Exhibits

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

10.2	Lease Agreement between Cranium Technologies Ltd. and Tom David dated December 15, 2011 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).
10.3	Lease Agreement between Cranium Technologies Ltd. and PSS Investments I Inc., et al, dated July 1, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).
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
10.7
Share Purchase Agreement among Biologix Hair Inc. (Biologix Florida) and Biologix Hair Science Ltd. (Biologix Barbados) and the selling shareholders of Biologix Barbados dated April 19, 2012 (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).

Exhibit No.	Description
10.8	Letter of Agreement dated October 1, 2012 between Biologix Florida and Unionashton Management Ltd. (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).
10.9	Letter of Agreement dated November 14, 2012 between Biologix Florida and Unionashton Management Ltd. (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).
10.10	Letter of Agreement dated December 14, 2012 between Biologix Florida and Unionashton Management Ltd. (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).
10.11	Letter of Agreement dated January 4, 2012 between Biologix Florida and Unionashton Management Ltd. (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2013).
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

10.14	2013 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on January 28, 2013).
10.15	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on January 28, 2013).
10.16	Form of Agreement to Convert Debt to Equity (incorporated by reference to our Current Report on Form 8-K filed on May 6, 2013).
(21)	Subsidiaries of the Registrant
21.1	The following is a list of subsidiaries of our subsidiaries. Our company owns, directly or indirectly, 100% of the voting securities of each of the listed subsidiaries.
	Biologix Hair Inc.	Florida
	Biologix Hair (Canada) Inc.	Canada
	Biologix Hair Science Ltd.	Barbados
	Biologix Hair, Panama S.A	Panama
	Biologix Hair South America S.A.	Panama
	Biologix Hair (Hong Kong) Limited	Hong Kong
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

BIOLOGIX HAIR INC.

Date: May 20, 2013	/s/ Michael Stocker
Michael Stocker
Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2013	/s/ Greg Wilson
Greg Wilson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)