Form 10-Q/A
period 2013-03-31
BIOLOGIX HAIR INC.
filed 2013-05-30
CIK 1510775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended March 31, 2013 (the “Form 10-Q”), filed with the Securities and Exchange Commission on May 21, 2013 (the “Original Filing Date”), t o amend the notes to the financial statements as well as related financial information presented this Form 10-Q/A in our company’s Form 10-Q for the quarterly period ended March 31, 2013 filed with the Securities Exchange Commission on the Original Filing Date, and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way, except as stated above, disclosures made in the Form 10-Q. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

Effective January 9, 2013, the Company acquired 100% of the issued and outstanding shares of Biologix Hair Inc. (“Biologix Florida”), a company incorporated on October 4, 2011 in the state of Florida, U.S.A. in exchange for 26,430,000 post-split shares of the Company’s common stock and resulting in a reverse acquisition. On December 13, 2012, the Company changed its name from T&G Apothecary, Inc. to Biologix Hair Inc. to better reflect its new business. Upon the completion of the acquisition, the former shareholders of Biologix Florida held 47% of the Company’s issued and outstanding common stock and the composition of the board of directors has been changed by the majority of existing board members of Biologix Florida. As a result, the transaction was accounted for as a reverse acquisition for accounting purpose under ASC 805 Business Combinations, as Biologix Florida was deemed to be the acquirer, and the interim consolidated financial statements are a continuation of the financial statements of Biologix Florida. As a result of these transactions, the business combination resulted in the combined Company having 56,630,000 issued and outstanding common shares. The Company and its subsidiaries resulted from the reverse acquisition are collectively referred to as the “Company”. See Note 2 (c).

The Company has incurred accumulated deficit of $28,707,763 as at March 31, 2013 and has no source of revenue. The continuity of the Company’s future operations is dependent upon its ability to obtain financing and profitable operations from its establishment of Hair Therapy Centers. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to continue relying upon the issuance of equity securities to finance its operations. However there can be no assurance it will be successful in raising the funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. The financial statements do not include any adjustment to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result should the Company cease to continue as a going concern.

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
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Recently Adopted Accounting Standards

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”.   The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented.  The Company’s adoption of the new standard does not have a material effect on the Company’s consolidated financial position or results of operations.

In July, 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic).  ASU 2012-02 amends the required annual impairment testing of indefinite-lived intangible assets by providing an entity an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount.  If, after assessing the totality of events and circumstances, an entity determines it is not more likely than not that the fair value of the indefinite-lived asset is less than its carrying amount, then performing the two-step impairment test under Topic 350-30 is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the impairment testing under Topic 350-30-35-18F by calculating the fair value of the reporting unit and comparing the results with the carrying amount.  If the fair value exceeds the carrying amount, then the entity must perform the second step test of measuring the amount of the impairment test under Topic 350-30-35-19.  An entity has the option to bypass the qualitative assessment and proceed directly to the two step goodwill impairment test.  Additionally, the entity has the option to resume with the qualitative testing in any subsequent period.  The pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted.  The Company’s adoption of the new standard does not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income".  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S.GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The pronouncement is effective for fiscal years and interim periods ending after December 15, 2012. The adoption of this pronouncement does not have a material effect on the Company's consolidated financial position or results of operations.

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

 BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 6 – WEBSITE DEVELOPMENT COSTS

March 31, 2013	Cost $	Accumulated Amortization $	Net book Value $
Website development	144,177	46,881	97,296

December 31, 2012	Cost $	Accumulated Amortization $	Net book Value $
Website development	129,545	35,273	94,272

During the three months ended March 31, 2013, $11,608 (2012: $7,306) amortization expense was charged to operations.

NOTE 7 – PROMISSORY AND CONVERTIBLE PROMISSORY NOTES

	March 31,	December 31,
	2013	2012
	$	$
Promissory and convertible promissory notes - face value

(a) Convertible promissory note (Unionashton)*	1,155,829	1,155,829
	200,000	200,000
	50,000	50,000
	50,000	-
	100,000	-
(b) Convertible promissory note (HRSE)*	9,540,000	9,540,000
(c) Promissory note (BHSL acquisition)	3,900,000	3,900,000
(d) Promissory note (Biologix Nevada)	-	325,000
	14,995,829	15,170,829
Effective interest rate - 12.5%	(1,538,712)	(1,538,712)
Net present value	13,457,117	13,632,117
Payment	(200,000)	(100,000)
Interest accretion	1,550,195	736,153
	14,807,312	14,268,270

Current portion	11,504,439	7,604,595
Non-current portion	3,302,873	6,663,675
	14,807,312	14,268,270

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

a) Convertible Promissory notes – Honeywagon & Unionashton

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

a) Convertible Promissory notes – Honeywagon & Unionashton (cont’d ...)

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

a) Convertible Promissory notes – Honeywagon & Unionashton (cont’d ...)

On January 16, 2013 the Company signed a promissory note for an additional $100,000 with Unionashton, due and payable on demand. The loan bears interest at 5%. Any interest and principal due under the promissory note is convertible, at the lenders option, into the Company’s common shares at the Conversion Price per share. Interest in the amount of $1,027 was accrued as at March 31, 2013.

b) Convertible promissory note – HRSE

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

c) Promissory note – BHSL acquisition

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

d) Promissory note – Biologix Nevada

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

Related party transactions with directors/executives or formal directors/executives and companies controlled by directors/executives or formal directors/executives:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012
	$	$
Clinical research and reformulation	79,118	-
Consulting and management fees	85,813	72,788
Professional fees	15,000	16,032
Wages and benefits	39,887	-
Website development and maintenance	55,290	87,668
	275,108	176,488

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Common stock

On January 9, 2013, the Company issued 26,430,000 common shares (restricted shares) to the shareholder of Biologix Florida to effect the acquisition and the reverse acquisition. Prior to the acquisition and the reverse acquisition (Note 1 and 2c), Biologix Florida engaged in the following equity transactions:

During the period ended December 31, 2011, Biologix Florida issued 10,000 common shares for $100 to a director Biologix Florida at $0.01 per share.

On April 18, 2012 Biologix Florida issued 9,450,000 common shares at $0.05 per share pursuant to a private placement with total proceeds of $472,500; issued 6,220,000 common shares at $0.25 per share pursuant to a private placement with gross proceeds of $1,555,000, of which $400,000 was paid for by redemption of the promissory note on March 12, 2012, and commission expense of $10,000; and issued 2,000,000 common shares as settlement of debt at a value of $500,000, using a deemed value of $0.25 per share. See Note 2b.

On May 2, 2012, Biologix Florida issued 2,500,000 common shares at $0.8 per share pursuant to a private placement, with total proceeds of $2,000,000 and share issuance cost of $200,000.

 BIOLOGIX HAIR INC.
(formerly T & G Apothecary, Inc.)
(A development stage company)
(As expressed in US dollars)
(Unaudited – prepared by management)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 9 – STOCKHOLDERS’ EQUITY (cont’d ...)

Common stock (cont’d ...)

On May 18, 2012, the Biologix Florida issued 4,000,000 common shares at a value of $0.80 per share as partial consideration for the acquisition of 100% of the issued and outstanding shares of BHSL. See Note 2b.

On June 6, 2012, Biologix Florida issued 500,000 common shares for settlement of debt at a value of $1 per share pursuant to a purchase and sale agreement entered into on April 11, 2012. See Note 2.

On June 22, 2012, Biologix Florida issued 1,500,000 common shares at $1 per share pursuant to a private placement, with total proceeds of $1,500,000.

On September 24, 2012, Biologix Florida issued 250,000 common shares at $1 per share pursuant to a private placement, with total proceeds of $250,000.

Prior to the acquisition and the reverse acquisition (Note 1 and 2c), the Company had issued and outstanding 60,900,000 shares of common stock. Of the issued and outstanding stock, 35,000,000 shares were issued to the founder of the Company as founder shares. On February 7, 2011, the Company issued 21,000,000 shares of its par value $0.001 common stock for $3,000 cash. On October 15, 2012, the Company issued 4,900,000 shares of common stock to multiple investors at $0.07 per share in a private placement offering for total proceeds of $350,000.

Upon the reverse acquisition on January 9, 2013, 30,700,000 post-split shares of common stock will be surrendered by the Company’s sole director and officer to the Company for cancellation and the remaining 30,200,000 common shares issued by the Company prior to the acquisition were considered as a recapitalization to Biologix Florida.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 11 – SEGMENTED INFORMATION

For the three months ended March 31, 2013, the Company operated solely for the Biologix therapy business. The Company is located and operated in Canada and Barbados. The Company’s total assets and net loss by geographic locations for the three months ended March 31, 2013 is as follows:

Loss	March 31, 2013	March 31, 2012
	$	$
Canada	(2,428,228)	(472,683)
Barbados	(780,320)	-
	(3,208,548)	(472,683)

	March 31, 2013			December 31, 2012
Assets	Canada	Barbados	Total	Canada	Barbados	Total
	$	$	$	$	$	$

Cash	65,414	1,722	67,136	59,493	4,262	63,755
Other assets	406,464	-	406,464	598,936	1,000	599,936
	471,878	1,722	473,600	658,429	5,262	663,691

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

b.
Pursuant to the acquisition of 100% of the shares of BHSL, the Company made a payment of $ 3,900,000 in the form of a non-interest bearing promissory note payable by April 19, 2014 (see Note 7 (c)). On April 30, 2013, the Company entered agreements to convent debt for equity with two of the selling shareholders, Pendolino Investments Ltd. (“Pendolino”) and Gruppen Investments Ltd. (“Gruppen”).  Effective immediately, Pendolino agreed to convert USD$1,887,000 of debt into 943,500 common shares of our company and Gruppen agreed to convert USD$906,500 of debt into 453,250 common shares of the company.  Pursuant to these two agreements, the Company converted an aggregate of $2,793,500 of debt, payable pursuant to the promissory notes, into 1,396,750 common shares of the Company at a conversion price of USD$2.00 per common share.

c.	See also Note 7 (b).

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

Overview of Biologix Hair Inc.

As a result of the closing of the share exchange agreement with Biologix Florida, Biologix Florida has become our wholly owned subsidiary and we now carry on business as a development stage pharmaceutical and cosmeceutical company. We have only recently begun operations and we rely upon the sale of our securities to fund those operations. We are engaged in the research, development and commercialization of therapeutic pharmaceutical and cosmeceutical products and therapeutic methods for the treatment of human hair loss, including products for hair regeneration, hair loss prevention, and the treatment of alopecia aereata. Currently, our business is focused on the research, development and commercialization of our proprietary drug formula, known as the “Biologix Revive Hair Formula TM.” The Biologix Revive Hair Formula TM and the method for its application are marketed as the Biologix Hair Therapy System TM. We also intend to develop and market additional complimentary aftercare products under the umbrella of the Biologix Hair Therapy System TM , including health supplements, cosmeceutical shampoos, conditioners, creams, and related hair care products.

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

Business Strategy and Development

Our business model currently includes the following activities:

●	researching and developing our proprietary Biologix Revive Hair Formula TM to achieve an optimal formulation for efficient mass production, storage and shipping;
●	expanding our intellectual property rights in the Biologix Revive Hair Formula TM by prosecuting patents in strategic jurisdictions, including North America and Europe, among others;
●
conducting research and development in preparation of eventual pre-clinical and clinical trials of the Biologix Revive Hair Formula TM to achieve regulatory approval of the formula in strategic jurisdictions, including North America and Europe, among others;

●	establishing a worldwide network of major regional licensees for our current and future products to market and wholesale distribute our products;
●
in cooperation with our wholesale distributors in jurisdictions where regulatory approval has been obtained or is not required, identifying, training and certifying a network of health professionals to act as retailers of the Biologix Revive Hair Formula TM and the Biologix Hair Therapy System TM; and

●
conducting research and development of cosmeceutical hair care products based upon and complimentary to the Biologix Revive Hair Formula TM, which will comprise part of the Biologix Hair Therapy System TM.

Development of the Biologix Revive Hair Formula TM and the Biologix Hair Therapy System TM was initiated by Dr. Guillermo Duran in 1992.  Between mid-2004 and late 2011, more than 30,000 treatments of Biologix Revive TM were administered to 5,000-plus patients by a select private consortium of medical clinicians located in South American jurisdictions where regulatory approval was not required.  The participating treatment clinicians subjectively observed and reported positive results for retention of healthy hair and for hair regeneration, including among alopecia areata patients. No side effects were reported.  Based on this experience, we intend to optimize the formulation for mass production, storage and shipping and to conduct pre-clinical and clinical research to demonstrate to the relevant regulatory authorities, including the United States FDA, that the product is safe and effective for these uses.

In spite the prior successful clinical application of the Biologix Revive Hair Formula TM in South America, our business will face a wide range of common pharmaceutical industry challenges. For example, the Biologix Revive Hair Formula TM and any future products that we may develop will be required to undergo a time-consuming, costly and burdensome pre-market approval process in several major markets, including North America and Europe, and we may be unable to obtain regulatory approval for them.

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

To date, we have outsourced all other research and development work in relation to the Biologix Revive Hair Formula TM to Beijing BIT&GY Pharmaceutical R&D Co. Ltd. (BIT&GY), a third party laboratory affiliated with the Beijing Institute of Technology (BIT).  We anticipate that we will continue to rely on third parties to satisfy our research and development requirements, including pre-clinical and clinical trial planning, laboratory services, data management, statistical services and report writing, until such time as it becomes necessary or cost effective to hire employees to satisfy those requirements.

Material Corporate Developments of Biologix Hair Inc. (Biologix Florida) and Biologix Hair Science Ltd. (Biologix Barbados).

On December 9, 2011, Biologix Florida entered into an intellectual property license agreement with Biologix Barbados pursuant to which Biologix Florida acquired a 99 year license to distribute Biologix Revive TM and the Biologix Hair Therapy System TM in the territories of North America, the Caribbean, and Central America.  In consideration of the distribution rights, we paid to Biologix Barbados $1,000,000.  The distribution rights are subject to a royalty of $50 per injectable vial of Biologix Revive TM sold in the territory, a 20% gross royalty on any Biologix Hair Therapy System TM aftercare products sold in the territory, and a minimum quarterly royalty guarantee of $100,000 for each quarter during the term of the agreement beginning with the quarter ended March 31, 2012.

On April 11, 2012, Biologix Barbados entered into an intellectual property purchase and sale agreement and convertible grid promissory note with Hair Research and Science Est., a company incorporated under the laws of the Principality of Liechtenstein. The agreement was subsequently amended by amending agreements dated August 1, 2012 and November 30, 2012, respectively (collectively the “purchase agreement”).  Pursuant to the purchase agreement Biologix Barbados acquired 100% of all right, title and interest throughout the world in and to the Biologix Revive Hair Formula TM and the Biologix Hair Therapy System TM, including all related formulae, products, processes, and technical know-how.  The rights acquired pursuant to the agreement were subject only to the reservation of certain rights by the inventor of the formula, which are limited to the exclusive, non-assignable, royalty free right to provide, solely within the city of Barranquilla, Colombia, individual therapeutic treatments and services that employ the formula in relation to inventor’s private clinical practice located in the city of Barranquilla, Colombia.

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

●	a royalty equal to 6% of gross sales actually received by Biologix Barbados in respect of sales of the Biologix Revive TM in South America;

●	a minimum quarterly guarantee of US$50,000 payable upon completion of each of the first four fiscal quarters beginning with the quarter ending on March 31, 2012;

●	a quarterly guarantee of USD$100,000 payable upon completion of the fiscal quarter ending on March 31, 2013 and for each fiscal quarter completed thereafter;

●	all quarterly guarantees paid shall accrue and be deductible from all treatment or product royalties payable in future periods.

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

On July 3, 2012, Biologix Barbados entered into a research and development agreement with BIT&GY, a laboratory affiliated with the Beijing Institute of Technology.  Pursuant to the agreement, we have engaged BIT&GY to conduct research and development of Biologix Revive TM in order to unify the various components of the current formula into a single formulation that has been tested for consistency at various temperatures, thus creating a predictable and reliable matrix for industrial manufacture, long term storage, and transport.  BIT&GY will also conduct extensive controlled testing in accord with the requirements of the Food and Drug Administration (FDA), Health Canada and the European Medicines Agency (EMA) in preparation for our anticipated pre-clinical and clinical trials.  The consideration payable to BIT&GY’s for its services is $1,100,000.  To date, Biologix Barbados has paid $787,500 to BIT&GY in accordance with the agreement.  The balance is payable in installments upon the completion of certain project milestones.  Biologix Barbados may terminate the agreement upon 30 days written notice.

On September 1, 2012, Biologix Barbados entered into a warehousing and distribution agreement with KD Consultoria & Servicios S.A.S (KDCS), a company incorporated under the laws of Colombia, pursuant to which Biologix Barbados has engaged KDCS to provide certain pharmaceutical warehousing, inventory, and distribution services via KDCS’s facility located in Baranquilla, Colombia or Medellin, Colombia.   Either party may terminate the agreement with 30 days written notice. The term of the agreement ends August 31, 2014 unless earlier terminated.  The facility will serve as a distribution center for the sale of Biologix Revive TM in Colombia, and other eligible South American jurisdictions subject to requisite regulatory approvals.  We have agreed to pay to KDCS $15,000 for each 6 month period during the term of the agreement, and a royalty equal to 4% of the wholesale distribution price of each unit of Biologix Revive TM distributed through KDCS’s facility.  KDCS is an affiliated company of our former director, Dr. Diego Castresana.

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

We will also be required to complete additional steps in order to market and sell any of our products to the public in certain major jurisdictions, including North America and Europe. The following table sets out the various steps we anticipate we must complete in order to carry out our business plan for the Biologix Revive Hair Formula TM. Estimated costs and completion times have been indicated where estimable, as has any progress made to date.

Anticipated Steps	Status	Estimated Completion
Secure Patent Protection of Revive Hair Formula TM	Patent Application Submitted on May 12, 2012	Spring 2015
Secure Trademark Protection for Various Biologix Brands	Trademark Applications submitted on January 13 ,2012	Fall 2013
Pre-Clinical Testing	Not in Progress	2014
Secure Investigational New Drug Approval or Equivalent	Not in Progress	2014
Phase I Clinical Trials	Not in Progress	2015
Phase II Clinical Trials	Not in Progress	2017
Phase III Clinical Trials	Not in Progress	2020
Submit New Drug Application or Equivalent and Obtain Marketing Approval	Not in Progress	2021
Finance Marketing and Manufacturing of Approved Drug or Secure Marketing and Manufacturing Partner	Not in Progress	2021

Results of Operations for the Three Months Ended March 31, 2013 and 2012 and Period from January 18, 2011 (inception) to March 31, 2013

The following discussion of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended March 31, 2013 and 2012 which are included herein.

Our operating results for the three month periods ended March 31, 2013 and 2012 and the period from October 4, 2011 (inception) to March 31, 2013 are summarized as follows:

	Three Months Ended				From October 4, 2011 (Inception) To
	March 31,				March 31,
	2013		2012		2013
Revenue	$	Nil	$	Nil	$ Nil
Operating expenses		(3,208,548)		(472,683)	(28,942,151)
Other comprehensive income		(931)		18,901	5,156
Net Loss		$(3,209,478)		$(453,782)	$(28,702,607)

We generated no revenue for the period from October 4, 2011 (inception) to March 31, 2013. Our operating expenses during three months ended March 31, 2013 were $3,208,548 compared to $472,683 during the same period ended 2012.   We incurred operating expenses of $28,942,151 for the period from January 18, 2011 (inception) to March 31, 2013. We recorded a net loss of $3,209,478 for the three months ended March 31, 2013, as compared with $453,782 for the same period ended March 31, 2012 and $28,702,607 for the period from October 4, 2011 (inception) until March 31, 2013.

We anticipate our operating expenses will increase as we implement our business plan. The increase will be attributable to expenses to implement our business plan, and the professional fees to be incurred in connection with our ongoing operating expenses as a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

Working Capital

	As of	As of
	March 31, 2013	December 31, 2012
Current Assets	$242,865	$384,070
Current Liabilities	$12,004,847	$8,217,960
Working Capital (Deficit)	$(11,761,982)	$(7,833,890)

Cash Flows

	Three Month	Three Month
	Period Ended	Period Ended
	March 31, 2013	March 31, 2012
Cash used in Operating Activities	$(688,571)	$(356,902)
Cash provided by Financing Activities	700,000	1,065,000
Cash provided by (used in) Investing Activities	(7,117)	(695,146)
Net Increase (Decrease) in Cash and Cash Equivalents	$3,381	$13,178

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

BIOLOGIX HAIR INC.

Date: May 30, 2013	/s/ Michael Stocker
Michael Stocker
Chief Executive Officer
(Principal Executive Officer)

Date: May 30, 2013	/s/ Greg Wilson
Greg Wilson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)